Form 10QSB
period 2007-09-30
BEAR RIVER RESOURCES, INC.
filed 2007-11-08
CIK 1411586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

☐         Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 000-52827

BEAR RIVER RESOURCES, INC.
(Name of small business issuer in its charter)

Nevada	98-0512569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#253-280 Nelson Street Vancouver, British Columbia, Canada	V6B 2E2
(Address of principal executive offices)	(Zip Code)

(604) 646-1560
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,710,001 shares of common stock as of November 6, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

__________

BEAR RIVER RESOURCES, INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended September 30, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended September 30, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

The following unaudited interim financial statements of Bear River Resources, Inc. are included in this Quarterly Report on Form 10-QSB:

__________

Bear River Resources, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)
(unaudited)

	September 30, 2007 $	June 30, 2007 $

ASSETS

Current Assets

Cash	32,874	56,391

Total Assets	32,874	56,391

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	12,596	6,415

Total Liabilities	12,596	6,415

Commitments (Note 1)

Stockholders' Equity

Common Stock, 200,000,000 shares authorized, $0.001 par value 5,710,001 and 5,710,001 shares issued and outstanding, respectively	5,710	5,710

Additional Paid-in Capital	70,790	70,790

Donated Capital (Note 3(a))	6,250	4,000

Deficit Accumulated During the Exploration Stage	(62,472)	(30,524)

Total Stockholders' Equity	20,278	49,976

Total Liabilities and Stockholders' Equity	32,874	56,391

(The Accompanying Notes are an Integral Part of These Financial Statements)

Bear River Resources, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Three Months Ended	Accumulated From October 12, 2006 (Date of Inception)
	September 30,	to September 30,
	2007	2007
	$	$

Revenue	-	-

Expenses

Donated rent (Note 3(a))	750	2,750
Donated services (Note 3(a))	1,500	3,500
General and administrative	43	297
Impairment of mineral property costs (Note 4)	-	15,787
Mineral property expenses	474	474
Professional fees	29,181	39,664

Total Expenses	31,948	62,472

Net Loss	(31,948)	(62,472)

Net Loss Per Share - Basic and Diluted	$0.00

Weighted Average Shares Outstanding	5,710,001

(The Accompanying Notes are an Integral Part of These Financial Statements)

Bear River Resources, Inc.
(A Development Stage Company)
Statement of Cash Flows
(Expressed in US dollars)
(unaudited)

	Three Months Ended September 30, 2007	Accumulated From October 12, 2006 (Date of Inception) to September 30, 2007
	$	$

Operating Activities

Net loss for the period	(31,948)	(62,472)

Adjustments to reconcile net loss to cash used in operating activities

Impairment of mineral property	-	15,787
Donated services and expenses	2,250	6,250

Changes in operating assets and liabilities

Accounts payable	6,181	12,596

Net Cash Used in Operating Activities	(23,517)	(27,839)

Investing Activities

Acquisition of mineral property	-	(15,787)

Net Cash Used in Investing Activities	-	(15,787)

Financing Activities

Issuance of common stock for cash	-	76,500

Net Cash Provided by Financing Activities	-	76,500

Increase (Decrease) In Cash	(23,517)	32,874

Cash - Beginning of Period	56,391	-

Cash - End of Period	32,874	32,874

Supplemental Disclosures

Interest paid	-	-
Income tax paid	-	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

Bear River Resources, Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2007
(unaudited)

1.     Development Stage Company

The Company was incorporated in the State of Nevada on October 12, 2006 and has been registered as an extraprovincial company under the Business Corporations Act of British Columbia on November 6, 2006. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting for Development Stage Enterprises". The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2007, the Company has accumulated losses of $62,472 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission to register 1,310,000 shares of common stock for sale by existing shareholders. The Company will not receive any proceeds from the resale of common stock by existing shareholders. The SB-2 Registration Statement was declared effective on September 18, 2007.

2.     Summary of Significant Accounting Policies

a)   Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is June 30.

b)   Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)   Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)   Mineral Property Costs

The Company has been in the exploration stage since its inception on October 12, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Bear River Resources, Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2007
(unaudited)

2.     Summary of Significant Accounting Policies (continued)

e)   Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

f)   Financial Instruments

The fair value of financial instruments, which include cash and accounts payable, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

g)   Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

h)   Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

3.     Related Party Transactions

a)   During the three months ended September 30, 2007, the Company recognized a total of $750 for donated services at $250 per month, and $750 for donated rent at $250 per month provided by the President of the Company.

b)   During the three months ended September 30, 2007, the Company recognized a total of $750 for donated services at $250 per month provided by the CFO of the Company.

4.     Mineral Properties

On November 22, 2006, the Company acquired a 100% interest in the Redoubt 1 and Redoubt 2 mineral claims covering approximately 1,000 hectares located in the Stewart Mining Division in the Province of British Columbia, Canada, in consideration for $10,000. These claims expire on July 29, 2008. The claims were registered in the name of the Company on August 16, 2007. The cost of the mineral property, a property report and assessment work was initially capitalized. For the year ended June 30, 2007, the Company recognized an impairment loss of $15,787, as the Company has not yet determined whether the claims have proven or probable reserves on the property. On October 15, 2007 the Company advanced CND$15,000 to its geologist to conduct an exploratory work program on the claims.

Item 2.          Management's Discussion and Analysis

As used in this quarterly report: (i) the terms "we", "us", "our" and the "Company" mean Bear River Resources, Inc.; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Exchange Act" refers to the Securities Exchange Act of 1934, as amended; and (iv) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our business, plan of operations, results of operations and financial condition as at and for the three months ended September 30, 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended September 30, 2007 included in this quarterly report.

Our Business

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We have acquired an interest in two mineral claims (the "Claims") on property totalling approximately 900 hectares known as Redoubt 1 and Redoubt 2 located in on the north side of Bear River Valley, which is located 23 kilometres northeast of Stewart, British Columbia, Canada (collectively, the "Property"). These Claims expire on July 29, 2008.

The Property covered by our interest in the Claims does not contain any substantiated mineral deposits or reserves of minerals. Accordingly, exploration of the Property is required before any determination as to whether any commercially viable mineral deposit may exist. Our plan of operations is to carry out preliminary exploration work on the Property in order to ascertain whether advanced exploration is warranted to determine whether the Property possesses commercially exploitable mineral deposits. We will not be able to determine whether or not the Property contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

We acquired our interests in the Claims on November 22, 2006. We have obtained a geological report on the Property that has recommended an exploration program with estimated costs of CDN$15,000 (approximately $16,065, based on the foreign exchange rate on November 5, 2007 of $1.00:CDN$0.9337), which we advanced to our geologist on October 15, 2007 to conduct such work. We will require additional financing in order to complete full exploration of the Property to determine whether sufficient mineralized material, if any, exists to justify eventual mining and production.

Even if we determine that a mineral deposit exists on the Property, an economic evaluation must be completed before the economic viability of commercial exploitation of the Property could be completed. Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation. There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

We have no revenues, have incurred losses since our incorporation on October 12, 2006, and have relied upon the sale of our securities in unregistered private placement transactions to fund our operations. Even if our initial exploration program indicates that mineral material may exist on the Property, we will not generate revenue unless and until we are able to bring the Property into production. Accordingly, for the foreseeable future, we will be continue to be dependent on additional financing in order to maintain our operations and continue with our exploration activities. Due to the uncertainty of our ability to meet our financial obligations and to pay our liabilities as they become due, in their report on our financial statements for the period from incorporation (October 12, 2006) to June 30, 2007, our independent auditors included additional comments indicating concerns about our ability to continue as a going concern.

Exploration Stage Company

We are considered an exploration or exploratory stage company because we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. Because we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on the Property and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the Property, and there is no assurance that we will discover one.

Our Acquisition of the Claims

On November 17, 2006, we entered into purchase agreement with Silver Grail Resources Ltd. and Teuton Resources Corp. whereby we acquired a 100% interest in the Claims for consideration of $10,000.

Property Underlying our Claims

We obtained a geological report on the Property underlying our Claims, dated December 7, 2006, which was prepared by Edward R. Kruchkowski, P. Geo. The following description of the Property, its history, and geology is based on the contents of such report.

Property Description and Location

The Property underlying our Claims is approximately 23 kilometres northeast of Stewart, British Columbia. The Property is made up of 36 units within two contiguous mineral claims totaling approximately 900 hectares. Surface rights to the Property are vested with British Columbia's government. The relevant data for the Claims are as follows:

Claim Name	Tenure #	Expiry Date	% Owned	Area (in hectares)
Redoubt 1	536392	July 29, 2008	100.00	450.72
Redoubt 2	536394	July 29, 2008	100.00	450.86

Our Planned Exploration Program

The author of the geological report recommended an exploration program, as described below:

1.	Sampling- 3 personnel @ CDN$300 each for 3 days	CDN$2700.00
2.	Helicopter hours @ CDN$1200.00 hour	CDN$7200.00
3.	Camp, accommodation, etc.	CDN$1000.00
4.	Rentals, including vehicle, rock drill	CDN$1000.00
5.	Analysis-75 samples @ CDN$20.00 each	CDN$1500.00
6.	Consumables including explosives	CDN$1000.00
7.	Mobilization/demobilization	CDN$500.00
8.	Contingency	CDN$1300.00
	Total	CDN$15,000.00

On October 15, 2007 the Company advanced CND$15,000 (approximately $16,065, based on the foreign exchange rate on November 5, 2007 of $1.00:CDN$0.9337) to its geologist to conduct this work program.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia. The main agency that governs the exploration of minerals in the Province of British Columbia, Canada, is the Ministry of Energy and Mines.

The Ministry of Energy and Mines manages the development of British Columbia's mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to us is the Mineral Tenure Act R.S.B.C. 1996 CHAPTER 292, as amended, and administered by the Mineral Titles Branch of the Ministry of Energy and Mines, and the Mines Act, RSBC 1996 CHAPTER 293, as amended, as well as the Health, Safety and Reclamation Code, 2003, as amended .

The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in British Columbia. The Mineral Tenure Act also governs the issuance of leases which are long term entitlements to minerals, designed as production tenures. The Mineral Tenure Act does not apply to minerals held by crown grant or by freehold tenure.

All mineral exploration activities carried out the Claims must be in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the powers of the Chief Inspector of Mines, to inspect mines, the procedures for obtaining permits to commence work in, on or about a mine and other procedures to be observed at a mine. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests. Items such as waste approvals may be required from the Ministry of Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

British Columbia law requires that a holder of title to the Claims must spend at least CDN$4 per hectare per year in order to keep the property in good standing. Thus, the annual cost of compliance with the Mineral Tenure Act with respect of the Claims is presently approximately CDN$3,600 per year (approximately $3,856, based on the foreign exchange rate on November 5, 2007 of $1.00:CDN$0.9337). The Claims are in good standing with the Province of British Columbia until July 29, 2008, therefore exploration work with a minimum value of CDN$3,600 for the property is required before July 29, 2009. If the Company does not complete this minimum amount of exploration work by this time the Company will (on behalf of the claim owner) be required to pay a fee in lieu of exploration work in the amount of CDN$4 per hectare, or CDN$3,600 in total, to the Province of British Columbia.

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or on us in the event a potentially economic deposit is discovered.

Prior to undertaking mineral exploration activities, we must make application under the Mines Act for a permit, if we anticipate disturbing land. A permit is issued within 45 days of a complete and satisfactory application. We do not anticipate any difficulties in obtaining a permit, if needed. The initial exploration activities the Claims are not expected to involve ground disturbance and as a result do not require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

  water discharge will have to meet drinking water standards;

  dust generation will have to be minimal or otherwise re-mediated;

  dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

  an assessment of all material to be left on the surface will need to be environmentally benign;

  ground water will have to be monitored for any potential contaminants;

  the socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

  there will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of the Property underlying our Claims:

1.        Obtain a trading symbol to trade our shares over the OTC Bulletin Board. On September 10, 2007, we filed an initial SB-2 registration statement to register 1,310,000 shares of our common stock for resale by the selling stockholders named therein. The SB-2 registration statement was declared effective by the SEC on September 18, 2007. On September 25, 2007, we filed a registration statement on Form 8-A to effect registration of our common stock as a class under the Exchange Act. We subsequently took action to apply to the NASD for a trading symbol to begin trading our shares on the OTC Bulletin Board. The remaining costs in connection with obtaining a trading symbol expected to be approximately $5,000.

2.        We plan to pursue the recommended exploration program on the Property underlying our Claims, consisting of geological mapping, sampling, trenching and other preliminary work, at an estimated cost of approximately CDN$15,000 (approximately $16,065, based on the foreign exchange rate on November 5, 2007 of $1.00:CDN$0.9337). We advanced these funds to our geologist on October 15, 2007, and we expect to complete this stage of our exploration program in the summer of 2008, depending on weather conditions and the availability of personnel and equipment.

3.        We anticipate spending approximately $750 per month in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $9,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

Thus, we estimate that our expenditures over the next twelve months will be approximately $30,065 ($5,000 to begin trading on the OTC Bulletin Board, CDN$15,000 (approximately $16,065, based on the foreign exchange rate on November 5, 2007 of $1.00:CDN$0.9337) to complete the recommended exploration program and $9,000 to cover ongoing general and administrative expenses). As at September 30, 2007, we had cash of $32,874 and working capital of 20,278. As such, we anticipate that our cash and working capital will be sufficient to complete the recommended exploration program, but that will require additional financing to cover all of our costs that we expect to incur over the next twelve months.

During the twelve-month period following the date of this report, we anticipate that we will not generate any revenue. As indicated above, although we anticipate that our cash and working capital will be sufficient to complete the recommended exploration program, we will require additional financing to cover all of our costs that we expect to incur over the next twelve months. We believe that debt financing will not be an alternative for funding additional exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund any additional and more advanced exploration programs beyond our initial aforementioned exploration program. In the absence of such financing, we will not be able to continue exploration of the Property underlying our Claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund any continuation of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of the Property underlying the Claims. If we do not continue to obtain additional financing, we will be forced to abandon our Claims.

We may consider entering into a joint venture arrangement to provide the required funding to develop the Property underlying our Claims. We have not undertaken any efforts to locate a joint venture participant. Even if we determined to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the Property underlying our Claims. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest to the joint venture participant.

Results of Operations

Revenues

We have had no operating revenues since our incorporation on October 12, 2006 to September 30, 2007. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2007 and for the period from October 12, 2006 (date of inception) to September 30, 2007 are summarized below:

General and administrative expenses	Three Months Ended September 30, 2007	Accumulated From October 12, 2006 (Date of Inception) to September 30, 2007
Donated Rent	$750	$2,750
Donated Services	1,500	3,500
General and administrative	43	297
Impairment of mineral property costs	-	15,787
Mineral property expenses	474	474
Professional fees	29,181	39,664
Total general and administrative expenses	$31,948	62,472

As such, we have experienced a net loss of $31,948 for the three months ended September 30, 2007 and a net loss of $62,472 from October 12, 2006 to September 30, 2007.

Liquidity and Capital Resources

We had cash of $32,874 and working capital of $20,278 as of September 30, 2007.

Cash Used in Operating Activities

Net cash used in operating activities was $23,517 for the three months ended September 30, 2007 and $27,839 for the period from October 12, 2006 to September 30, 2007.

Cash Used in Investing Activities

Net cash used in investing activities was $Nil for the three months ended September 30, 2007. Net cash used in investing activities was $15,787 for the period from October 12, 2006 to September 30, 2007, which costs related to the acquisition of our mineral property.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. We did not obtain any cash from financing activities during the three months ended September 30, 2007. However, from our incorporation, on October 12, 2006, to September 30, 2007, we have raised a total of $76,500 from private offerings of our securities.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Property underlying our Claims and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report for the period from I inception to June 30, 2007 that they have substantial doubt we will be able to continue as a going concern.

Future Financing

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.          Controls And Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting that occurred during our most recent quarterly period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2.           Unregistered Sales of Equity Securities

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Securities Holders

None.

Item 5.           Other Information

None.

Item 6.           Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.
32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

__________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BEAR RIVER RESOURCES, INC.
By:	"John Dahle" John Dahle President, Chief Executive Officer, Principal Executive Officer and a director Date: November 6, 2007

__________