Form 10QSB
period 2007-12-31
BEAR RIVER RESOURCES, INC.
filed 2008-02-11
CIK 1411586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2007

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____

Commission File Number: 000-52827

BEAR RIVER RESOURCES, INC.
(Name of small business issuer in its charter)

Nevada	98-0512569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#253-280 Nelson Street
Vancouver, British Columbia, Canada	V6B 2E2
(Address of principal executive offices)	(Zip Code)

(604) 646-1560
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,710,001 shares of common stock as of February 11, 2008.

Transitional Small Business Disclosure Format (check one): Yes[ ] No[X] __________

BEAR RIVER RESOURCES, INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended December 31, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended December 31, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited interim financial statements of Bear River Resources, Inc. are included in this Quarterly Report on Form 10-QSB:

Bear River Resources, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)
(unaudited)

	December 31,	June 30,
	2007	2007
	$	$
ASSETS
Current Assets
Cash	2,459	56,391
Total Assets	2,459	56,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	11,108	6,415
Total Liabilities	11,108	6,415

Commitments (Note 1)
Stockholders’ Equity (Deficit)
Common Stock, 200,000,000 shares authorized, $0.001 par value
5,710,001 shares issued and outstanding	5,710	5,710
Additional Paid-in Capital	70,790	70,790

Donated Capital (Note 3(a))	8,500	4,000
Deficit Accumulated During the Development Stage	(93,649)	(30,524)
Total Stockholders’ Equity (Deficit)	(8,649)	49,976
Total Liabilities and Stockholders’ Equity	2,459	56,391

(The accompanying notes are an integral part of these financial statements)

Bear River Resources, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

					Accumulated
					From
					October 12,
	Three Months	Three Months	Six Months	Six Months	2006(Date of
	Ended	Ended	Ended	Ended	Inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2007	2006	2007	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Donated rent (Note 3(a))	500	750	500	1,500	3,500
Donated services (Note 3(a))	500	1,500	500	3,000	5,000
Foreign Exchange	–	669	–	669	669
General and administrative	25	1,611	25	1,654	1,908
Impairment of mineral
property costs (Note 4)	10,000	–	10,000	–	15,787
Mineral property expenses		15,508	–	15,982	15,982
Professional fees	275	11,139	275	40,320	50,803

Total Expenses	11,300	31,177	11,300	63,125	93,649

Net Loss	(11,300)	(31,177)	(11,300)	(63,125)	(93,649)

Net Loss Per Share
– Basic and Diluted		(.01)		(.01)	–

Weighted Average Shares
Outstanding	2,145,000	5,710,001	2,145,000	5,710,001	–

(The accompanying notes are an integral part of these financial statements)

Bear River Resources, Inc.
(A Development Stage Company)
Statement of Cash Flows
(Expressed in US dollars)
(unaudited)

			Accumulated
			From
		Six Months	October 12, 2006
	Six Months	Ended	(Date of Inception)
	December 31,	December 31,	to December 31,
	2006	2007	2007
	$	$	$
Operating Activities
Net loss for the period	(11,300)	(63,125)	(93,649)
Adjustments to reconcile net loss to cash used in
operating activities
Impairment of mineral property	10,000	–	15,787
Donated services and expenses	1,000	4,500	8,500
Changes in operating assets and liabilities
Accounts payable	–	4,693	11,108
Net Cash Used in Operating Activities	(300)	(53,932)	(58,254)
Investing Activities
Acquisition of mineral property	(10,000)	–	(15,787)
Net Cash Used in Investing Activities	(10,000)	–	(15,787)
Financing Activities
Issuance of common stock for cash	11,000	–	76,500
Net Cash Provided by Financing Activities	11,000	–	76,500
Increase (Decrease) In Cash	700	(53,932)	2,459
Cash - Beginning of Period	–	56,391	–
Cash - End of Period	700	2,459	2,459

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Bear River Resources, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007
(unaudited)

1.	Development Stage Company

The Company was incorporated in the State of Nevada on October 12, 2006 and has been registered as an extraprovincial company under the Business Corporations Act of British Columbia on November 6, 2006. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2007, the Company has accumulated losses of $93,649 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission to register 1,310,000 shares of common stock for sale by existing shareholders. The Company will not receive any proceeds from the resale of common stock by existing shareholders. The SB-2 Registration Statement was declared effective on September 18, 2007. The Company’s shares are listed for trading on the OTCBB under the symbol “BRVR”.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is June 30.

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

Bear River Resources, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007|
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	d)	Mineral Property Costs

The Company has been in the exploration stage since its inception on October 12, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	e)	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	f)	Financial Instruments

The fair value of financial instruments, which include cash and accounts payable, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	g)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	h)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Bear River Resources, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007|
(unaudited)

3.	Related Party Transactions

a)

During the six months ended December 31, 2007, the Company recognized a total of $1500 for donated services at $250 per month, and $1500 for donated rent at $250 per month provided by the President of the Company.

	b)	During the three months ended December 31, 2007, the Company recognized a total of $1500 for donated services at $250 per month provided by the CFO of the Company.

4.	Mineral Properties

On November 22, 2006, the Company acquired a 100% interest in the Redoubt 1 and Redoubt 2 mineral claims covering approximately 1,000 hectares located in the Stewart Mining Division in the Province of British Columbia, Canada, in consideration for $10,000. These claims expire on July 29, 2008. The claims were registered in the name of the Company on August 16, 2007. The cost of the mineral property, a property report and assessment work was initially capitalized. For the year ended June 30, 2007, the Company recognized an impairment loss of $15,787, as the Company has not yet determined whether the claims have proven or probable reserves on the property. On October 15, 2007 the Company advanced CND$15,000 to its geologist to conduct an exploratory work program on the claims which was conducted in November, 2007. The Company received a geologist report on February 6, 2008 dated January 27, 2008. The results were not as expected and the Company is evaluating a Phase 2, Cnd $15,000, work program recommended by the Company’s geologist for the summer of 2008.

Item 2.	Management’s Discussion and Analysis

As used in this quarterly report: (i) the terms “we”, “us”, “our” and the “Company” mean Bear River Resources, Inc.; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and (iv) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our business, plan of operations, results of operations and financial condition as at and for the six months ended December 31, 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the six months ended December 31, 2007 included in this quarterly report.

Our Business

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We have acquired an interest in two mineral claims (the “Claims”) on property totalling approximately 900 hectares known as Redoubt 1 and Redoubt 2 located in on the north side of Bear River Valley, which is located 23 kilometres northeast of Stewart, British Columbia, Canada (collectively, the “Property”). These Claims expire on July 29, 2008.

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

We acquired our interests in the Claims on November 22, 2006. We have obtained a geological report on the Property that has recommended an exploration program with estimated costs of CDN$15,000 (approximately $15,375, based on the foreign exchange rate on October 15, 2007 of $1.00:CDN$ 0.9756), which we advanced to our geologist on October 15, 2007 to conduct such work. We will require additional financing in order to complete full exploration of the Property to determine whether sufficient mineralized material, if any, exists to justify eventual mining and production.

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

Property Description and Location

The Property underlying our Claims is approximately 23 kilometres northeast of Stewart, British Columbia. The Property is made up of 36 units within two contiguous mineral claims totaling approximately 900 hectares. Surface rights to the Property are vested with British Columbia’s government. The relevant data for the Claims are as follows:

Claim Name	Tenure #	Expiry Date	% Owned	Area (in hectares)
Redoubt 1	536392	July 29, 2008	100.00	450.72
Redoubt 2	536394	July 29, 2008	100.00	450.86

Our November 2007 Exploration Program

During November 2007, a geochemical program was conducted along Highway 37A. A total of 29 rock samples were collected during the program. Due to an early snowfall, the upper showings were not located and deep snow prevented any exploration in this area. Work concentrated on locating the third type of mineralization that was near Highway 37A (gold in silicified andesites). Rusty zones along the highway and Rufus Creek were sampled in an attempt to locate this showing.

Due to the small number of rock samples collected no statistical analysis of the data was carried out. Based on the author’s knowledge of other geochemical programs in the Stewart area, weakly anomalous gold, silver, lead, zinc, copper and arsenic values were obtained. Gold values ranged from 1 to 17 ppb, silver values ranged from <0.2 to 0.9 ppm, lead varied from 0.2 to 270 ppm, zinc varied from <1 to 337 ppm, copper varied from <1 to 67 ppm and arsenic varied from <5 to 524 ppm. Sampling did not locate the area of previously identified gold in silicified andesites.

Sample BR-10-02 is considered anomalous in gold. Sample BR-14 is considered anomalous in silver. Sample BR-11 to sample BR-15 inclusive are considered anomalous in zinc, lead, copper, and arsenic.

The results were not as expected and the Company is evaluating a Phase 2, CDN$15,000, work program recommended by the Company’s geologist for the summer of 2008.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia. The main agency that governs the exploration of minerals in the Province of British Columbia, Canada, is the Ministry of Energy and Mines.

The Ministry of Energy and Mines manages the development of British Columbia’s mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

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

British Columbia law requires that a holder of title to the Claims must spend at least CDN$4 per hectare per year in order to keep the property in good standing. Thus, the annual cost of compliance with the Mineral Tenure Act with respect of the Claims is presently approximately CDN$3,600 per year (approximately $3,559, based on the foreign exchange rate on February 7, 2008 of $1.00:CDN$ 1.0115) . The Claims are in good standing with the Province of British Columbia until July 29, 2008, therefore exploration work with a minimum value of CDN$3,600 for the property is required before July 29, 2008. If the Company does not complete this minimum amount of exploration work by this time the Company will (on behalf of the claim owner) be required to pay a fee in lieu of exploration work in the amount of CDN$4 per hectare, or CDN$3,600 in total, to the Province of British Columbia.

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

Plan of Operations

Our plan of operations for the next twelve months is to determine the feasibility of conducting the Phase 2 work program on our mineral property in the summer of 2008 and/or seek other mineral properties to acquire and explore. We may also seek other business opportunities should they arise. We will seek additional financing to fund ongoing operations. We anticipate spending approximately $750 per month in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $9,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

As at December 31, 2007, we had cash of $2,459 and a working capital deficit of $8,649. As such, we anticipate that our cash and working capital will not be sufficient to complete the recommended Phase 2 exploration program or to pay our accounts payable or ongoing expenses. We will require an additional $20,000 in financing to cover all of our costs that we expect to incur over the next twelve months.

During the twelve-month period following the date of this report, we anticipate that we will not generate any revenue. As indicated above, we will require additional financing to cover all of our costs that we expect to incur over the next twelve months. We believe that debt financing will not be an alternative for funding additional exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund any additional and more advanced exploration programs beyond our initial aforementioned exploration program. In the absence of such financing, we will not be able to continue exploration of the Property underlying our Claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund any continuation of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of the Property underlying the Claims. If we do not continue to obtain additional financing, we will be forced to abandon our Claims.

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

Results of Operations

Revenues

We have had no operating revenues since our incorporation on October 12, 2006 to December 31, 2007. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

Our general and administrative expenses for the six months ended December 31, 2007 and for the period from October 12, 2006 (date of inception) to December 31, 2007 are summarized below:

Expenses	Six Months Ended December 31, 2007	Accumulated From October 12, 2006 (Date of Inception) to December 31, 2007
Donated Rent	1,500	3,500
Donated Services	3,000	5,000
General and administrative	2,323	2,577
Impairment of mineral property costs	-	15,787
Mineral property expenses	15,982	15,982
Professional fees	40,320	50,803
Total expenses and net loss	63,125	93,649

We have experienced a net loss of $63,125 for the six months ended December 31, 2007 and an accumulated net loss of $93,649 from October 12, 2006 (Date of Inception) to December 31, 2007. The net loss is mainly due to: our exploration program costing $15,508 (CAD$15,000) and a BC free miners certificate costing $474 (CAD$500); and professional fees of $40,320 which includes legal fees of $38,920 associated with the completion of our SB-2 Registration Statement and 15c2.11 application to the NASD for our trading symbol BRVR.

Liquidity and Capital Resources

We had cash of $2,459 and a working capital deficit of $8,649 as of December 31, 2007.

Cash Used in Operating Activities

Net cash used in operating activities was $53,932 for the six months ended December 31, 2007 and $58,254 for the period from October 12, 2006 (Date of Inception) to December 31, 2007. These balances are mainly made up of our net loss as disclosed above.

Cash Used in Investing Activities

Net cash used in investing activities was $Nil for the six months ended December 31, 2007. Net cash used in investing activities was $15,787 for the period from October 12, 2006 (Date of Inception) to December 31, 2007, which costs related to the acquisition of our mineral property and related geological report.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. We did not obtain any cash from financing activities during the six months ended December 31, 2007. However, from our incorporation, on October 12, 2006, to December 31, 2007, we have raised a total of $76,500 from private offerings of our securities including $11,000 from our President who subscribed for 4,400,000 common shares at $0.0025 per common share and $65,500 from a private placement of 1,310,000 common shares at $0.05 per share.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Property underlying our Claims and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report for the period from October 12, 2006 (Date of Inception) to June 30, 2007 that they have substantial doubt we will be able to continue as a going concern.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting that occurred during our most recent quarterly period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

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

BEAR RIVER RESOURCES, INC.

By:	“John Dahle”
John Dahle
President, Chief Executive Officer, Principal Executive Officer and a director
Date: February 11, 2008