Form 10QSB/A
period 2007-09-30
BEAR RIVER RESOURCES, INC.
filed 2008-02-20
CIK 1411586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 2

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

(604) 646-1560
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,710,001 shares of common stock as of November 6, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

__________

EXPLANATORY NOTE

This amendment on Form 10-QSB/A (Amendment No. 2) amends our quarterly report on Form 10-QSB for our fiscal quarter ended September 30, 2007, as filed with the Securities and Exchange Commission on November 8, 2007, as amended by our Amendment No. 1 thereto as filed with the Securities and Exchange Commission on December 21, 2007. This Amendment No. 2 is being filed solely to indicate that Bear River Resources, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act).

BEAR RIVER RESOURCES, INC.

Quarterly Report On Form 10-QSB/A
(Amendment No. 2)
For The Quarterly Period Ended September 30, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB/A (Amendment No. 2) for the quarterly period ended September 30, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

The following unaudited interim financial statements of Bear River Resources, Inc. are included in this Quarterly Report on Form 10-QSB/A (Amendment No. 2):

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

None.

Item 5.           Other Information

None.

Item 6.           Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB/A (Amendment No. 2):

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
BEAR RIVER RESOURCES, INC.
By:	"John Dahle" John Dahle President, Chief Executive Officer, Principal Executive Officer and a director Date: February 19, 2008

__________