Form 10QSB/A
period 2007-12-31
BEAR RIVER RESOURCES, INC.
filed 2008-02-20
CIK 1411586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

__________

EXPLANATORY NOTE

This amendment on Form 10-QSB/A (Amendment No. 1) amends our quarterly report on Form 10-QSB for our fiscal quarter ended December 31, 2007, as filed with the Securities and Exchange Commission on February 11, 2008. This Amendment No. 1 is being filed solely to indicate that Bear River Resources, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act).

BEAR RIVER RESOURCES, INC.

Quarterly Report On Form 10-QSB/A
(Amendment No. 1)
For The Quarterly Period Ended December 31, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB/A (Amendment No. 1) for the quarterly period ended December 31, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

The following unaudited interim financial statements of Bear River Resources, Inc. are included in this Quarterly Report on Form 10-QSB/A (Amendment No. 1):

__________

Bear River Resources, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)
(unaudited)

	December 31, 2007 $	June 30, 2007 $
ASSETS

Current Assets

Cash	2,459	56,391

Total Assets	2,459	56,391

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	11,108	6,415

Total Liabilities	11,108	6,415

Commitments (Note 1)

Stockholders' Equity (Deficit)

Common Stock, 200,000,000 shares authorized, $0.001 par value 5,710,001 shares issued and outstanding	5,710	5,710

Additional Paid-in Capital	70,790	70,790

Donated Capital (Note 3(a))	8,500	4,000

Deficit Accumulated During the Development Stage	(93,649)	(30,524)

Total Stockholders' Equity (Deficit)	(8,649)	49,976

Total Liabilities and Stockholders' Equity	2,459	56,391

(The accompanying notes are an integral part of these financial statements)

Bear River Resources, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2007	Six Months Ended December 31, 2006	Six Months Ended December 31, 2007	Accumulated From October 12, 2006 (Date of Inception) to December 31, 2007
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

Donated rent (Note 3(a))	500	750	500	1,500	3,500
Donated services (Note 3(a))	500	1,500	500	3,000	5,000
Foreign Exchange	-	669	-	669	669
General and administrative	25	1,611	25	1,654	1,908
Impairment of mineral property costs (Note 4)	10,000	-	10,000	-	15,787
Mineral property expenses		15,508	-	15,982	15,982
Professional fees	275	11,139	275	40,320	50,803

Total Expenses	11,300	31,177	11,300	63,125	93,649

Net Loss	(11,300)	(31,177)	(11,300)	(63,125)	(93,649)

Net Loss Per Share - Basic and Diluted		(.01)		(.01)	-

Weighted Average Shares Outstanding	2,145,000	5,710,001	2,145,000	5,710,001	-

(The accompanying notes are an integral part of these financial statements)

Bear River Resources, Inc.
(A Development Stage Company)
Statement of Cash Flows
(Expressed in US dollars)
(unaudited)

	Six Months December 31, 2006 $	Six Months Ended December 31, 2007 $	Accumulated From October 12, 2006 (Date of Inception) to December 31, 2007 $

Operating Activities

Net loss for the period	(11,300)	(63,125)	(93,649)

Adjustments to reconcile net loss to cash used in operating activities

Impairment of mineral property	10,000	-	15,787
Donated services and expenses	1,000	4,500	8,500

Changes in operating assets and liabilities

Accounts payable	-	4,693	11,108

Net Cash Used in Operating Activities	(300)	(53,932)	(58,254)

Investing Activities

Acquisition of mineral property	(10,000)	-	(15,787)

Net Cash Used in Investing Activities	(10,000)	-	(15,787)

Financing Activities

Issuance of common stock for cash	11,000	-	76,500

Net Cash Provided by Financing Activities	11,000	-	76,500

Increase (Decrease) In Cash	700	(53,932)	2,459

Cash - Beginning of Period	-	56,391	-

Cash - End of Period	700	2,459	2,459

Supplemental Disclosures

Interest paid	-	-	-
Income tax paid	-	-	-

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

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission to register 1,310,000 shares of common stock for sale by existing shareholders. The Company will not receive any proceeds from the resale of common stock by existing shareholders. The SB-2 Registration Statement was declared effective on September 18, 2007. The Company's shares are listed for trading on the OTCBB under the symbol "BRVR".

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

4.     Mineral Properties

On November 22, 2006, the Company acquired a 100% interest in the Redoubt 1 and Redoubt 2 mineral claims covering approximately 1,000 hectares located in the Stewart Mining Division in the Province of British Columbia, Canada, in consideration for $10,000. These claims expire on July 29, 2008. The claims were registered in the name of the Company on August 16, 2007. The cost of the mineral property, a property report and assessment work was initially capitalized.  For the year ended June 30, 2007, the Company recognized an impairment loss of $15,787, as the Company has not yet determined whether the claims have proven or probable reserves on the property. On October 15, 2007 the Company advanced CND$15,000 to its geologist to conduct an exploratory work program on the claims which was conducted in November, 2007. The Company received a geologist report on February 6, 2008 dated January 27, 2008. The results were not as expected and the Company is evaluating a Phase 2, Cnd $15,000, work program recommended by the Company's geologist for the summer of 2008.

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

We acquired our interests in the Claims on November 22, 2006.  We have obtained a geological report on the Property that has recommended an exploration program with estimated costs of CDN$15,000 (approximately $15,375, based on the foreign exchange rate on October 15, 2007 of $1.00:CDN$0.9756), which we advanced to our geologist on October 15, 2007 to conduct such work.  We will require additional financing in order to complete full exploration of the Property to determine whether sufficient mineralized material, if any, exists to justify eventual mining and production.

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

Due to the small number of rock samples collected no statistical analysis of the data was carried out.  Based on the author's knowledge of other geochemical programs in the Stewart area, weakly anomalous gold, silver, lead, zinc, copper and arsenic values were obtained.  Gold values ranged from 1 to 17 ppb, silver values ranged from <0.2 to 0.9 ppm, lead varied from 0.2 to 270 ppm, zinc varied from <1 to 337 ppm, copper varied from <1 to 67 ppm and arsenic varied from <5 to 524 ppm.  Sampling did not locate the area of previously identified gold in silicified andesites.

Sample BR-10-02 is considered anomalous in gold.  Sample BR-14 is considered anomalous in silver.  Sample BR-11 to sample BR-15 inclusive are considered anomalous in zinc, lead, copper, and arsenic.

The results were not as expected and the Company is evaluating a Phase 2, CDN$15,000, work program recommended by the Company's geologist for the summer of 2008.

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

British Columbia law requires that a holder of title to the Claims must spend at least CDN$4 per hectare per year in order to keep the property in good standing. Thus, the annual cost of compliance with the Mineral Tenure Act with respect of the Claims is presently approximately CDN$3,600 per year (approximately $3,559, based on the foreign exchange rate on February 7, 2008 of $1.00:CDN$1.0115).  The Claims are in good standing with the Province of British Columbia until July 29, 2008, therefore exploration work with a minimum value of CDN$3,600 for the property is required before July 29, 2008.  If the Company does not complete this minimum amount of exploration work by this time the Company will (on behalf of the claim owner) be required to pay a fee in lieu of exploration work in the amount of CDN$4 per hectare, or CDN$3,600 in total, to the Province of British Columbia.

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

None.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Submission of Matters to a Vote of Securities Holders

None.

Item 5.             Other Information

None.

Item 6.             Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB/A (Amendment No. 1):

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