Form 10QSB
period 2008-03-31
BEAR RIVER RESOURCES, INC.
filed 2008-04-25
CIK 1411586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,710,001 shares of common stock as of April 18, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

__________

BEAR RIVER RESOURCES, INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended March 31, 2008

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended March 31, 2008 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

The following unaudited interim financial statements of Bear River Resources, Inc. are included in this Quarterly Report on Form 10-QSB:

__________

Bear River Resources, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)
(unaudited)

	March 31, 2008 $	June 30, 2007 $
ASSETS

Current Assets

Cash	2,252	56,391

Total Assets	2,252	56,391

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	18,907	6,415

Total Liabilities	18,907	6,415

Commitments (Note 1)

Stockholders' Equity (Deficit)

Common Stock, 200,000,000 shares authorized, $0.001 par value 5,710,001 shares issued and outstanding	5,710	5,710

Additional Paid-in Capital	70,790	70,790

Donated Capital (Note 3(a))	10,750	4,000

Deficit Accumulated During the Development Stage	(103,905)	(30,524)

Total Stockholders' Equity (Deficit)	(16,655)	49,976

Total Liabilities and Stockholders' Equity (Deficit)	2,252	56,391

Bear River Resources, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008	Nine Months Ended March 31, 2007	Nine Months Ended March 31, 2008	Accumulated From October 12, 2006 (Date of Inception) to March 31, 2008
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

Donated rent (Note 3(a))	500	750	500	2,250	4,250
Donated services (Note 3(a))	500	1,500	500	4,500	6,500
Foreign Exchange	-	-	-	669	669
General and administrative	25	530	-	2,184	2,438
Impairment of mineral property costs (Note 4)	10,000	-	10,000	-	15,787
Mineral property expenses		-	-	15,982	15,982
Professional fees	275	7,476	275	47,796	58,279

Total Expenses	11,300	10,256	11,300	73,381	103,905

Net Loss	(11,300)	(10,256)	(11,300)	(73,381)	(103,905)

Net Loss Per Share - Basic and Diluted	(.00)	(.01)	(.00)	(.01)

Weighted Average Shares Outstanding	2,145,000	5,710,001	2,145,000	5,710,001

Bear River Resources, Inc.
(A Development Stage Company)
Statement of Cash Flows
(Expressed in US dollars)
(unaudited)

	Nine Months Ended March 31, 2007 $	Nine Months Ended March 31, 2008 $	Accumulated From October 12, 2006 (Date of Inception) to March 31, 2008 $

Operating Activities

Net loss for the period	(11,300)	(73,381)	(103,905)

Adjustments to reconcile net loss to cash used in operating activities

Impairment of mineral property	10,000	-	15,787
Donated services and expenses	1,000	6,750	10,750

Changes in operating assets and liabilities

Accounts payable	-	12,492	18,907

Net Cash Used in Operating Activities	(300)	(54,139)	(58,461)

Investing Activities

Acquisition of mineral property	(10,000)	-	(15,787)

Net Cash Used in Investing Activities	(10,000)	-	(15,787)

Financing Activities

Issuance of common stock for cash	11,000	-	76,500

Net Cash Provided by Financing Activities	11,000	-	76,500

Increase (Decrease) In Cash	700	(54,139)	2,252

Cash - Beginning of Period	-	56,391	-

Cash - End of Period	700	2,252	2,252

Supplemental Disclosures

Interest paid	-	-	-
Income tax paid	-	-	-

1.      Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on October 12, 2006 and has been registered as an extra-provincial company under the Business Corporations Act of British Columbia on November 6, 2006. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting for Development Stage Enterprises". The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2008, the Company had accumulated losses of $103,905 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)     Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

h)     Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (revised 2007), "Business Combinations". This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair values as of that date. SFAS 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements Liabilities -an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

3.       Related Party Transactions

During the nine months ended March 31, 2008, the Company recognized a total of $2,250 for donated services at $250 per month, and $2,250 donated rent at $250 per month provided by the President of the Company.

During the nine months ended March 31, 2008, the Company recognized a total of $2,250 for donated services at $250 per month provided by the CFO of the Company.

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

The following discussion of our business, plan of operations, results of operations and financial condition as at and for the nine months ended March 31, 2008 should be read in conjunction with our unaudited interim financial statements and related notes for the nine months ended March 31, 2008 included in this quarterly report.

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

We acquired our interests in the Claims on November 22, 2006. We obtained a geological report on the Property that recommended an exploration program of CDN$15,000 which we advanced to our geologist on October 15, 2007 to conduct such work. See "Our November 2007 Exploration Program" below for the results of this work. We will require additional financing in order to complete full exploration of the Property to determine whether sufficient mineralized material, if any, exists to justify eventual mining and production.

Even if we determine that a mineral deposit exists on the Property, an economic evaluation must be completed before the economic viability of commercial exploitation of the Property could be completed. Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to secure additional financing in order to proceed with advanced exploration and an economic evaluation. There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

We have no revenues, have incurred losses since our incorporation on October 12, 2006, and have relied upon the sale of our securities in unregistered private placement transactions to fund our operations. Even if our initial exploration program indicates that mineral material may exist on the Property, we will not generate revenue unless and until we are able to bring the Property into production. Accordingly, for the foreseeable future, we will continue to be dependent on additional financing in order to maintain our operations and continue with our exploration activities. Due to the uncertainty of our ability to meet our financial obligations and to pay our liabilities as they become due, in their report on our financial statements for the period from incorporation (October 12, 2006) to June 30, 2007, our independent auditors included additional comments indicating concerns about our ability to continue as a going concern.

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

Our November 2007 Exploration Program

During November 2007, a CDN$15,000 geochemical program was conducted along Highway 37A. A total of 29 rock samples were collected during the program. Due to an early snowfall, the upper showings were not located and deep snow prevented any exploration in this area. Work concentrated on locating the third type of mineralization that was near Highway 37A (gold in silicified andesites). Rusty zones along the highway and Rufus Creek were sampled in an attempt to locate this showing.

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

Plan of Operations

Our plan of operations for the next twelve months is to determine the feasibility of conducting the Phase 2 work program on our mineral property in the summer of 2008 and/or seek other mineral properties to acquire and explore. We may also seek other business opportunities should they arise. We will seek additional financing to fund ongoing operations. We anticipate spending approximately $1,000 per month in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $12,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

As at March 31, 2008, we had cash of $2,252 and a working capital deficit of $16,655. As such, we anticipate that our cash and working capital will not be sufficient to complete the recommended Phase 2 exploration program or to pay our accounts payable or ongoing expenses. We will require an additional $30,000 in financing to cover all of our costs that we expect to incur over the next twelve months and pay down current debt.

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

Results of Operations

Revenues

We have had no operating revenues since our incorporation on October 12, 2006 to March 31, 2008. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

Our general and administrative expenses for the nine months ended March 31, 2008 and for the period from October 12, 2006 (date of inception) to March 31, 2008 are summarized below:

Expenses	Nine Months Ended March 31, 2008	Accumulated From October 12, 2006 (Date of Inception) to March 31, 2008
Donated Rent	2,250	4,250
Donated Services	4,500	6,500
General and administrative	2,853	3,107
Impairment of mineral property costs	-	15,787
Mineral property expenses	15,982	15,982
Professional fees	47,796	58,279
Total expenses and net loss	73,381	103,905

We have experienced a net loss of $73,381 for the nine months ended March 31, 2008 and an accumulated net loss of $103,905 from October 12, 2006 (Date of Inception) to March 31, 2008. The net loss is mainly due to: our exploration program costing $15,508 (CAD$15,000) and a BC free miners certificate costing $474 (CAD$500); and professional fees of $47,796 which includes legal fees of $44,896 associated with the completion of our SB-2 Registration Statement and 15c2.11 application to the NASD for our trading symbol BRVR.

Liquidity and Capital Resources

We had cash of $2,252 and a working capital deficit of $16,655 as of March 31, 2008.

Cash Used in Operating Activities

Net cash used in operating activities was $54,139 for the nine months ended March 31, 2008 and $58,461 for the period from October 12, 2006 (Date of Inception) to March 31, 2008. These balances are mainly made up of our net loss as disclosed above.

Cash Used in Investing Activities

Net cash used in investing activities was $Nil for the nine months ended March 31, 2008. Net cash used in investing activities was $15,787 for the period from October 12, 2006 (Date of Inception) to March 31, 2008, which costs related to the acquisition of our mineral property and related geological report.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. We did not obtain any cash from financing activities during the nine months ended March 31, 2008. However, from our incorporation, on October 12, 2006, to March 31, 2008, we have raised a total of $76,500 from private offerings of our securities including $11,000 from our President who subscribed for 4,400,000 common shares at $0.0025 per common share and $65,500 from a private placement of 1,310,000 common shares at $0.05 per share.

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

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge; no such proceedings are threatened or contemplated.

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
BEAR RIVER RESOURCES, INC.
By:	"John Dahle" John Dahle President, Chief Executive Officer, Principal Executive Officer and a director Date: April 24, 2008

__________