Form 10KSB
period 2008-06-30
BEAR RIVER RESOURCES, INC.
filed 2008-09-23
CIK 1411586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

Commission File: 000-52827

BEAR RIVER RESOURCES, INC.
(Name of Small Business Issuer in its charter)

Nevada	98-0512569
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

280 Nelson Street, Suite 253, Vancouver, British Columbia, Canada V6B 2E2
(Address of Principal Executive Offices including Zip Code)

(778) 389-3663
(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15J(d) of the Exchange Act. [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X] YES           [   ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB.    [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[X] YES          [   ] NO

The issuer's revenues for its most recent fiscal year: $Nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of September 22, 2008 was $65,500 (there is no current public market for the issuer's common stock; market value is based on the issuer's most recent private offering of units, which was effected at $0.05 per share).

The number of shares outstanding of the issuer's common stock as of September 22, 2008 was 5,710,001

Transitional Small Business Disclosure Format: [   ] YES             [X] NO

__________

FORWARD-LOOKING STATEMENTS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of those terms or other comparable terminology. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such estimates, projections or other forward looking statements involve various risks and uncertainties and other factors, including the risks in the section titled "Risk Factors" below, that may cause our actual results, levels of activities, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform those statements to actual results.

__________

PART I

ITEM 1.          DESCRIPTION OF BUSINESS

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. On November 22, 2006, the Company acquired a 100% interest in the Redoubt 1 and Redoubt 2 mineral claims (the "Property or "Claims") covering approximately 1,000 hectares located in the Stewart Mining Division in the Province of British Columbia, Canada, from Silver Grail Resources Ltd. and Teuton Resources Corp. in consideration for $10,000. The claims were registered in the name of the Company on August 16, 2007. The cost of the mineral property, a property report and assessment work was initially capitalized. For the year ended June 30, 2007, the Company recognized an impairment loss of $15,787, as the Company has not yet determined whether the claims have proven or probable reserves on the property. On October 15, 2007 the Company advanced CND$15,000 to its geologist to conduct an exploratory work program on the claims which was conducted in November, 2007. The Company received a geologist report on February 6, 2008 dated January 27, 2008. The results were not as expected and the Company evaluated a Phase 2, Cnd$15,000, work program recommended by the Company's geologist for the summer of 2008, however, management decided to let the claims lapse on July 29, 2008.

The Company is seeking interests in other mineral claims but has not, as of the date of this report, acquired any further interests in mineral claims. The Company will also consider acquiring businesses.

Exploration Stage Company

We are considered an exploration stage company because we were involved in the examination and investigation of land that we believed contained valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. We are also considered an exploration stage company because we continue to seek interests in other mineral claims. To date, we did not discover an economically viable mineral deposit on the Property, and as described above, we allowed the claims to lapse on July 29, 2008. There is no assurance that we will acquire any other additional mineral claims or that we will discover any economically viable mineral deposits on any such mineral properties we acquire in the future.

Property Description and Location

The Property underlying the Claims is approximately 23 kilometres northeast of Stewart, British Columbia. The Property is made up of 36 units within two contiguous mineral claims totaling approximately 900 hectares. Surface rights to the Property are vested with British Columbia's government. The relevant data for the Claims were as follows:

Claim Name	Tenure #	Expiry Date	% Owned	Area (in hectares)
Redoubt 1	536392	July 29, 2008	100.00	450.72
Redoubt 2	536394	July 29, 2008	100.00	450.86

On July 29, 2008 these mineral claims were allowed to lapse.

Present Condition and Current State of Exploration

The Property underlying the Claims did not have any known mineral deposits. There are no known ore bodies on the Property. There are no known diamond drill holes on the Property. There has been no mineral production from the Property. No mineral processing or metallurgical testing has been conducted on the Property. On July 29, 2008, after management considered a Phase II exploration program, the claims were allowed to lapse.

Compliance with Government Regulation

If we acquire any mineral property claims in the future, we were required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the relevant jurisdiction or jurisdictions.

Our lapsed claims were located in British Columbia. The main agency that governs the exploration of minerals in the Province of British Columbia, Canada, is the Ministry of Energy and Mines. To the best of our knowledge the Company complied with all of these regulations.

Competition

We are a junior mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of any mineral properties we may acquire.

We will also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies. The presence of competing junior mineral exploration companies may impact on our ability to raise additional capital in order to fund any of our future exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We will also be compete with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Employees

As of the date of this report we have no significant employees other than our sole officer and director. We intend to retain independent geologists and consultants on a contract basis to conduct the work programs on any mineral property we may acquire in the future.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related to Our Company

Because we have only recently commenced business operations, we have no history of earnings and no foreseeable earnings, and we may never achieve profitability or pay dividends.

We were incorporated on October 12, 2006, and to date have been involved primarily in organizational activities, evaluating resource projects and acquiring a 100% interest in certain mineral claims in British Columbia, Canada, which we subsequently allowed to lapse in July 2008. Therefore, our ability to operate our business successfully remains untested. If we acquire any mineral properties in the future and are successful in developing them, we anticipate that we will retain future earnings and other cash resources for the future operation and development of our business as appropriate. We do not currently anticipate declaring or paying any cash dividends in the foreseeable future. Payment of any future dividends is solely at the discretion of our board of directors, which will take into account many factors including our operating results, financial conditions and anticipated cash needs. For these reasons, we may never achieve profitability or pay dividends.

We have yet to attain profitable operations, and because we may need additional financing to fund our operations, our accountants believe there is substantial doubt about the company's ability to continue as a going concern .

We have incurred an accumulated net loss of $110,909 for the period from October 12, 2006 (incorporation) to June 30, 2008, and we have no revenues to date. At June 30, 2008, we had a working capital deficiency of $21,409 and cash of $919, which will not be sufficient to maintain our administrative costs and to meet our planned business objectives. We are seeking additional funding through our executive officer and new investors, however there is no assurance that we will be able to obtain sufficient financing to continue our operations during and beyond the next twelve months. Management recognizes that we will need to generate additional financial resources in order to meet our planned business objectives. There can be no assurances that we will continue to obtain additional financial resources or achieve profitability or positive cash flows. If we are unable to obtain adequate additional financing, we will be required to curtail operations and any acquisition or exploration activities. These factors raise substantial doubt that we will be able to continue as a going concern.

Our financial statements included with this annual report have been prepared assuming that we will continue as a going concern. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

We do not have any current mineral property interests, and even if wee were to acquire any mineral property interests, because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

We have allowed our mineral property claims to lapse. As such, we do not have any current mineral property claims. If we acquire any mineral property claims in the future, there is no assurance that we will be successful in establishing commercially exploitable reserves of valuable minerals. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The search for valuable minerals as a business is extremely risky. We may not find commercially exploitable reserves of minerals on any mineral property claims we may acquire in the future. Exploration for minerals is a speculative venture necessarily involving substantial risk. If and when we acquire any mineral property claims in the future, the expenditures to be made by us on our exploration program may not result in the discovery of commercial quantities of ore. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with any exploration that we may plan to undertake. Problems such as unusual or unexpected formations, the inability to obtain suitable or adequate machinery, equipment or labour, and other risks involved in mineral exploration, often result in unsuccessful exploration efforts. In addition, any determination that that any mineral property claims that we may acquire contains commercially recoverable quantities of ore may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential mine is likely to be economically viable. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that any mineral property claims that we may acquire can be commercially developed.

We do not have any current mineral property interests, and if we acquire any mineral property interests in the future, any exploration activities we may undertake may not be commercially successful.

Our long-term success depends on our ability to establish commercially recoverable quantities of ore on any mineral property we acquire. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable mineral reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any mineralized material in sufficient quantities on any mineral property claims we may acquire to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of ore.

Because our sole executive officer has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operation, causing our business to fail.

Our executive officer is spending only approximately 20% of his business time on providing management services to us. While our officer presently possesses adequate time to attend to our interests, it is possible that the demands on him from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

Because of the fiercely competitive nature of the mining industry, we may be unable to acquire attractive mining properties on acceptable terms, which will materially affect our financial condition.

The mining industry is competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of properties producing, or capable of producing, precious and base metals. Many of these companies have greater financial resources, operational experience and technical capabilities. As a result of this competition, we may be unable to acquire attractive mining properties on terms we consider acceptable or at all. Consequently, our revenues, operations and financial condition could be materially adversely affected.

Risks Related to Our Common Stock

There is no active trading market for our common stock, and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock, and such a market may not develop or be sustained. On September 4, 2008 we obtained a trading symbol to trade our shares over the OTC Bulletin Board of the Financial Industry Regulatory Authority ("FINRA"). Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of exploration stage companies, which may materially adversely affect the market price of our common stock.

Sales of a substantial number of shares of our common stock into the public market by the selling stockholders may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize any current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock, when and if such market develops. The selling stockholders listed in our 424(b)(3) prospectus on file with the SEC may be reselling up to 23% of the issued and outstanding shares of our common stock. As a result, a substantial number of our shares of common stock which have been issued are available for immediate resale when and if a market develops for our common stock, which could have an adverse effect on the price of our common stock. As a result of any such decreases in price of our common stock, purchasers who acquire shares from the selling stockholders may lose some or all of their investment.

Any significant downward pressure on the price of our common stock as the selling stockholders sell the shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

Re-sale restrictions for British Columbia residents may limit the ability of such residents to resell their shares in the U.S., which will affect the price at which their shares may be sold.

Selling shareholders that are residents of British Columbia have to rely on an exemption from prospectus and registration requirements of British Columbia securities laws to sell their shares that have been registered for resale under our SB-2 registration statement filed with the SEC. Such selling shareholders have to comply with the British Columbia Securities Commission's B.C. Instrument 72-502 "Trade in Securities of U.S. Registered Issuers" to resell their shares. B.C. Instrument 72-502 requires, among other conditions, that British Columbia residents hold the shares for a period of twelve months and, consequent thereon, limits the volume of shares sold in a twelve-month period to five percent of the issued and outstanding shares of the issuer. However, if we become a reporting issuer in British Columbia, then our British Columbia shareholders will only have to hold their shares for a period of four months and a day from becoming a reporting issuer in order to resell their shares. These restrictions will limit the ability of the British Columbia residents to resell the securities in the United States and, therefore, may materially affect the market value of our shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and FINRA's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our common stock will be subject to the "Penny Stock" Rules of the SEC, which will make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

On September 4, 2008 we obtained a trading symbol to trade our shares over FINRA's OTC Bulletin Board, which is generally considered to be a less efficient market than markets such as NASDAQ or the national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities will be subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934 , as amended. The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the "penny stock rules" and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules", investors will find it more difficult to dispose of our securities. Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

In addition to the "penny stock" rules promulgated by the SEC, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 2.          DESCRIPTION OF PROPERTY

Our executive offices are located at 280 Nelson Street, Suite 253, Burnaby, British Columbia, Canada, V6B 2E2. We also had interests in two mineral claims known as the Redoubt Claims located in the Bear River Valley, British Columbia, Canada, as described above under Item 1. These claims were allowed to lapse on July 29, 2008.

ITEM 3.          LEGAL PROCEEDINGS

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our shareholders in the last fiscal year ending June 30, 2008.

PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On September 4, 2008 we obtained a trading symbol (BRVR) to trade our shares over the OTC Bulletin Board of the Financial Industry Regulatory Authority ("FINRA"). However, there is presently no public market for our common stock. We can provide no assurance that a public market for our securities will materialize.

Holders

As of September 22, 2008, we had 39 registered stockholders.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

There are no restrictions in our Articles of Incorporation or By-laws that restrict us from declaring or paying dividends. The Nevada revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend (i) we would not be able to pay our debts as they become due in the usual course of business, or (ii) our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information relating to our equity compensation plans as of June 30, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securityholders (Stock Incentive Plan)	Nil	Nil	Nil
Equity compensation plans not approved by securityholders	Nil	Nil	Nil
Totals:	Nil	Nil	Nil

Recent Sales of Unregistered Securities

Effective as of June 19, 2007, we completed a private placement of 1,310,000 common shares at a price of $0.05 per unit to a total of 31 purchasers . The total proceeds from this offering were $65,500. We completed this offering pursuant to Rule 903 of Regulation S under the Securities Act. Each sale of shares was completed as an "offshore transaction", as defined in Rule 902(h) of Regulation S, on the basis that: (i) each investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. Each investor represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the investors.

Effective June 18, 2007, we completed an offering of 4,400,000 shares of our common stock at a price of $0.0025 per share to Mr. John Dahle, our former President, Principal Executive Officer, and director, for total proceeds of $11,000. We completed this offering pursuant to Rule 903 of Regulation S under the Securities Act. This sale of shares was completed as an "offshore transaction", as defined in Rule 902(h) of Regulation S, on the basis that: (i) the investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. The investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. The investor represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to the purchaser in accordance with Regulation S. The investor was in possession of sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the purchaser.

Upon our incorporation on October 12, 2006, we issued one share of our common stock for consideration of $0.001 to Mr. Robert James Ward, our founding officer and director. This share issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition, changes in financial condition and results of operations for the years ended June 30, 2008 and 2007 should be read in conjunction with our most recent audited financial statements for the years ended June 30, 2008 and 2007, which are included in this annual report, and the related notes to the financial statements. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this annual report.

Plan of Operations

Our plan of operations for the next twelve months is to search for mineral interests with potentially large recoverable ore deposits containing precious metals and to search for revenue producing business opportunities with near term positive cash flow. Our estimated cost of this search and ongoing general and administrative expenses will be approximately $3,000 per month for the next twelve months, for a total anticipated expenditure of $36,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

As at June 30, 2008, we had cash of $919 and a working capital deficit of $21,409. Our ability to pay our general and administrative expenses for the next 12 months, estimated to be approximately $36,000, will be subject to us obtaining additional financing of approximately $60,000 as these expenditures will exceed our cash reserves.

During the 12 month period following the date of this report we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations during and beyond the next twelve months. We believe that debt financing will not be an alternative for funding as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from loans from our executive officer. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock. In the absence of such financing, we will not be able to pay for our general and administration expenses over the next twelve months nor the working capital deficiency and our business plan will fail.

Results of Operations

Revenues

We have had no operating revenues since inception. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

Our expenses for the following periods are set forth below:
	For the Year Ended June 30, 2008	October 12, 2006 (Inception) to June 30, 2007	October 12, 2006 (Inception) to June 30, 2008
Expenses
Donated fees and services	$ 9,000	$ 4,000	$ 13,000
Professional fees	52,274	10,483	62,757
Impairment of mineral property costs	-	15,787	15,787
Mineral property expenses	15,982	-	15,982
General, administration and foreign exchange	3,129	254	3,383
Total:	$ (80,385)	$ (30,524)	$ (110,909)

As such, we have experienced a net loss of $80,385 for our fiscal year ended June 30, 2008, as compared to a net loss of $30,524 for our fiscal year ended June 30, 2007 (that is, from our inception on October 12, 2006 to June 30, 2007). Our total net loss from inception to June 30, 2008 was $110,909. Our increased expenses (and net losses) during the fiscal year ended June 30, 2008 are largely due to increased legal expenses incurred in connection with preparing and filing our initial registration statement on Form SB-2 and all subsequent amendments, which SB-2 was declared effective by the SEC on September 18, 2007.

Liquidity and Capital Resources

Cash Used in Operating Activities

Net cash used in operating activities was $55,472 for the year June 30, 2008, as compared with $4,322 from inception on October 12, 2006 to June 30, 2007. The increase in cash used in operating activities during the year ended June 30, 2008 is due primarily to our increased costs and administrative expenses during this period as outlined above under the heading "Expenses".

We have applied cash generated from our financing activities to fund our operations.

Cash from Financing Activities

During the year ended June 30, 2008, we obtained net cash of $nil from financing activities, as compared to $76,500 during the period from inception on October 12, 2006 to June 30, 2008, all of such cash resulted from the sale of our common stock.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to continue to pursue our plan of operations. For these reasons our auditors stated in their report included with our annual report for the year ended June 30, 2008 that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned expansion and activities.

Material Commitments

As of the date of this Annual Report we do not have any other material commitments.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve months.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' report accompanying our June 30, 2008 and 2007 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

ITEM 7.          FINANCIAL STATEMENTS

Our audited financial statements as of June 30, 2008 and 2007 and the related notes to such financial statements are filed as part of this annual report and are incorporated by reference in this Item 7.

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our principal independent accountant from inception to current date is Weaver & Martin Certified Public Accountants, Suite 300, 411 Valentine, Kansas City, Missouri 64111.  The report of Weaver & Martin on our financial statements for fiscal years ended June 30, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern.  During fiscal year ended June 30, 2008, there were no disagreements between us and Weaver & Martin, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Weaver & Martin, would have caused Weaver & Martin to make reference thereto in its report on our audited financial statements.

ITEM 8A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2008 were not effective, as described below under the heading "Internal Control Over Financial Reporting"), based on an the evaluation of these controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.

Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of June 30, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under COSO and SEC rules were: (1) lack of a functioning audit committee and lack of a majority of independent directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the preparation of our financial statements as of June 30, 2008.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of independent directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact the Company's financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we intend to create a position to segregate duties consistent with control objectives and to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company, by: i) appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more independent directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. Management believes that this, coupled with the appointment of additional outside directors, will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.        OTHER INFORMATION

None.

PART III

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Our executive officers and directors are as follows:

Name	Age	Position Held
Donald M. Prest	48	President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer, and sole director

Donald M. Prest has served as our Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer and as a director since July 18, 2007. On September 14, 2008 Mr. Prest acquired the control position of the Company from Mr. John Dahle, being 4,400,000 restricted common shares, and accepted appointment as President, Chief Executive Officer and Principal Executive Officer of the Company. Mr. Prest is an Assurance Partner of Manning Elliott LLP, Chartered Accountants, located in Vancouver, British Columbia, where he has been working since 1983. Manning Elliott LLP is a qualified audit firm under the Public Company Accounting Oversight Board (United States). Mr. Prest provides international tax planning and business advisory services for numerous Canadian and U.S. businesses. Mr. Prest started his career in 1983 upon graduating from the British Columbia Institute of Technology with a Diploma in Financial Management. Mr. Prest completed his Chartered Accountant's program in 1988, received his Chartered Accountant's designation in 1991 and his United States Certified Public Accountant's designation in 1997. Mr. Prest has served as Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer of Power Air Corporation, a reporting company, since August 26, 2004, and he also served as a director of Power Air from that date until September 30, 2005.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than Donald M. Prest.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our director, executive officer and control person has not been involved in any of the following events during the past five years: any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the United States Securities and Exchange Act of 1934, as amended (the "Exchange Act") requires officers, directors and persons who own more than ten percent of a registered class of a company's equity securities to file initial reports of beneficial ownership and to report changes in ownership of those securities with the SEC. They are also required to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on our review of these reports or written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2008 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

Code of Ethics

To date our Board of Directors has not adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have not done so due to our limited operating history to date. Our Board of Directors intends to consider and adopt a code of ethics in the near future.

Audit Committee

Our Board of Directors has not established an audit committee.  The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 2009. When established, the audit committee's primary function will be to provide advice with respect our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

ITEM 10.        EXECUTIVE COMPENSATION

Compensation of Executive Officers

The table below summarizes all compensation awarded to, earned by or paid to our executive officers for all services rendered in all capacities to us from the date of our incorporation on October 12, 2006 until June 30, 2008.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Donald M. Prest President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer, and sole director	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2007 (1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
John Dahle Former President and Principal Financial Officer (2)	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2007 (1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) The year 2007 refers to the period from our inception on October 12, 2006 to June 30, 2007.

(2) Mr. Dahle resigned as an officer and director of the Company effective September 14, 2008.

Outstanding Equity Awards

As at June 30, 2008, there were no unexercised options, stock that had not vested or outstanding equity incentive plans awards with respect to our executive officers.

Compensation of Directors

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Stock Incentive Plan

We do not have a stock incentive plan.

Employment Agreements

To date, we have not had any employment agreements with or our executive officers or with any of our directors.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 22, 2008 by: (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our officers and (iv) our officers and directors as a group. Except as otherwise indicated, each shareholder listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner (1)	Amount and nature of beneficial owner (2)	Percentage of class (3)
Officers and Directors:
Common Stock	Donald M. Prest	4,400,000	77.1%
Common Stock	All executive officers and directors as a group (one person)	4,400,000	77.1%
Other 5% Stockholders:
Common Stock	-	-	-

(1)   The address of our officer and director is 2527 Point Grey Road, Vancouver, BC, Canada V6K 1A1.

(2)   Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(3)   Based on 5,710,001 shares of our common stock issued and outstanding as of September 22, 2008.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our articles or incorporation or Bylaws, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

Except as disclosed below, there are no transactions, since the beginning of our last fiscal year, or any currently proposed transactions, in which we were or are to be a participant where the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for each of the fiscal years since the date of our incorporation, and in which any "related person" had or will have a direct or indirect material interest. "Related person" includes:

(a)          any of our directors or officers;

(b)          any person proposed as a nominee for election as a director;

(c)          any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

(d)          any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of any of the foregoing persons who has the same house as any of such person.

Donald M. Prest

Donald M. Prest, our President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and sole director of the Company, acquired 4,400,000 shares of our common stock from Mr. John Dahle on September 14, 2008 in a private transaction.

During the year ended June 30, 2008, the Company recognized a total of $3,000 for donated services at $250 per month by Mr. Prest.

John Dahle

John Dahle, our former President, Chief Executive Officer, Principal Executive Officer and a director of the Company, acquired 4,400,000 shares of our common stock at a price of $0.0025 per share on June 18, 2007 for cash proceeds of $11,000.

During the year ended June 30, 2008, the Company recognized a total of $3,000 for donated services at $250 per month, and $3,000 for donated rent at $250 per month provided by John Dahle.

James Robert Ward

James Robert Ward, our founding officer and director (who resigned effective February 12, 2007), acquired one share of our common stock at a price of $.001 upon our incorporation on October 12, 2006.

ITEM 13. EXHIBITS

Exhibit No.	Description of Exhibit
3.1 (1)	Articles of Incorporation
3.2 (1)	Bylaws
10.1 (1)	Redoubt Claims Acquisition Agreement between Bear River Resources, Inc. and Silver Grail Resources Ltd. and Teuton Resources Corp dated November 17, 2006
10.2 (1)	Form of Subscriber's Capital Share Private Placement Subscription Agreement
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(1) Incorporated by reference from our registration statement on Form SB-2 as filed with the SEC on September 10, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditors in the fiscal periods indicated for the following fees and services:

	Fiscal year ended June 30, 2008	Period from October 12, 2006 (inception) to June 30, 2007
Audit Fees:	$4,800	$Nil
Audit Related Fees:	Nil	Nil
Tax Fees:	Nil	Nil
All Other Fees:	Nil	Nil
Total:	$4,800	$Nil

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-Q and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category.

Tax Fees

Tax fees are billed by our independent auditors for tax compliance, tax advice and tax planning.

All Other Fees

All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories.

Policy on Pre-Approval of Services Performed by Independent Auditors

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit related services, tax services and other services. Pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultants. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provide to us in the past two fiscal years.

Bear River Resources, Inc.
(A Development Stage Company)
June 30, 2008

INDEPENDENT AUDITORS REPORT

To the Stockholders and Board of Directors of Bear River Resources, Inc.

We have audited the accompanying balance sheets of Bear River Resources, Inc. (a development stage company) as of June 30, 2008 and 2007 and the statements of operations, cash flows and stockholders' equity for the year ended June 30, 2008 and the period from October 12, 2006 (date of inception) to June 30, 2007 and the period from October 12, 2006 (date of inception) through June 30, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Bear River Resources, Inc. as of June 30, 2008 and 2007 and the results of its operations and its cash flows for the year ended June 30, 2008 and the period from October 12, 2006 (date of inception) to June 30, 2007 and the period from October 12, 2006 (date of inception) through June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver & Martin
Certified Public Accountants

Kansas City, Missouri
September 16, 2008

Bear River Resources, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	June 30, 2008 $	June 30, 2007 $
ASSETS

Current Assets

Cash	919	56,391

Total Assets	919	56,391

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	21,171	6,415
Accrued liabilities	1,157	-

Total Liabilities	22,328	6,415

Commitments (Note 1)

Stockholders' Equity (Deficit)

Common Stock, 200,000,000 shares authorized, $0.001 par value 5,710,001 shares issued and outstanding	5,710	5,710

Additional Paid-in Capital	70,790	70,790

Donated Capital (Note 3(a))	13,000	4,000

Deficit Accumulated During the Development Stage	(110,909)	(30,524)

Total Stockholders' Equity (Deficit)	(21,409)	49,976

Total Liabilities and Stockholders' Equity (Deficit)	919	56,391

Bear River Resources, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)

	Accumulated From October 12, 2006 (Date of Inception) to June 30, 2008	Year Ended June 30, 2008	Year Ended June 30, 2007
	$	$	$

Revenue	-	-	-

Expenses

Donated rent (Note 3(a))	5,000	3,000	2,000
Donated services (Note 3(a))	8,000	6,000	2,000
Foreign exchange	701	701	-
General and administrative	2,682	2,428	254
Impairment of mineral property costs (Note 4)	15,787	-	15,787
Mineral property expenses	15,982	15,982	-
Professional fees	62,757	52,274	10,483

Total Expenses	(110,909)	80,385	30,524

Net Loss	(110,909)	(80,385)	(30,524)

Net Loss Per Share - Basic and Diluted		$(.01)	-

Weighted Average Shares Outstanding		5,710,001	257,510

Bear River Resources, Inc.
(A Development Stage Company)
Statement of Cash Flows
(Expressed in US dollars)

	Accumulated From October 12, 2006 (Date of Inception) to June 30, 2008 $	Year Ended June 30, 2008 $	Year Ended June 30, 2007 $

Operating Activities

Net loss for the period	(110,909)	(80,385)	(30,524)

Adjustments to reconcile net loss to cash used in operating activities

Impairment of mineral property	15,787	-	15,787
Donated services and expenses	13,000	9,000	4,000

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	22,328	15,913	6,415

Net Cash Used in Operating Activities	(59,794)	(55,472)	(4,322)

Investing Activities

Acquisition and expenditures on mineral property	(15,787)	-	(15,787)

Net Cash Used in Investing Activities	(15,787)	-	(15,787)

Financing Activities

Issuance of common stock for cash	76,500	-	76,500

Net Cash Provided by Financing Activities	76,500	-	76,500

Increase (Decrease) In Cash	919	(55,472)	56,391

Cash - Beginning of Period	-	56,391	-

Cash - End of Period	919	919	56,391

Supplemental Disclosures

Interest paid	-	-	-
Income tax paid	-	-	-

Bear River Resources, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from October 12, 2006 (Date of Inception) to June 30, 2008
(Expressed in US dollars)

					Deficit
					Accumulated
			Additional		During the
			Paid-in	Donated	Exploration
	Shares	Amount	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance - October 12, 2006 (Date of Inception)	1	-	-	-	-	-

June 18, 2007 - issuance of common shares for cash at $0.0025 per share	4,400,000	4,400	6,600	-	-	11,000

June 19, 2007 - issuance of common shares for cash at $0.05 per share	1,310,000	1,310	64,190	-	-	65,500

Donated rent and services	-	-	-	4,000	-	4,000

Net loss for the period	-	-	-	-	(30,524)	(30,524)

Balance - June 30, 2007	5,710,001	5,710	70,790	4,000	(30,524)	49,976

Donated rent and services	-	-	-	9,000	-	9,000

Net loss for the year	-	-	-	-	(80,385)	(80,385)

Balance - June 30, 2008	5,710,001	5,710	70,790	13,000	(110,909)	(21,409)

Bear River Resources, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2008, the Company had accumulated losses of $110,909 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Bear River Resources, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

2.    Summary of Significant Accounting Policies (cont.)

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

Bear River Resources, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

2.     Summary of Significant Accounting Policies (cont.)

h)     Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Bear River Resources, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

2.     Summary of Significant Accounting Policies (continued)

h)     Recent Accounting Pronouncements (continued)

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

3.     Related Party Transactions

a)     During the year ended June 30, 2008, the Company recognized a total of $3,000 (2007: $1,000) for donated services at $250 per month, and $3,000 (2007 - $2,000) for donated rent at $250 per month provided by the President of the Company.

b)     During the year ended June 30, 2008, the Company recognized a total of $3,000 (2007 - $1,000) for donated services at $250 per month provided by the CFO of the Company.

4. Mineral Properties

On November 22, 2006, the Company acquired a 100% interest in the Redoubt 1 and Redoubt 2 mineral claims covering approximately 1,000 hectares located in the Stewart Mining Division in the Province of British Columbia, Canada, in consideration for $10,000.. The claims were registered in the name of the Company on August 16, 2007. The cost of the mineral property, a property report and assessment work was initially capitalized. For the year ended June 30, 2007, the Company recognized an impairment loss of $15,787, as the Company has not yet determined whether the claims have proven or probable reserves on the property. On October 15, 2007 the Company advanced CND$15,000 to its geologist to conduct an exploratory work program on the claims which was conducted in November, 2007. The Company received a geologist report on February 6, 2008 dated January 27, 2008. The results were not as expected and the Company evaluated a Phase 2, Cnd $15,000, work program recommended by the Company's geologist for the summer of 2008, however, management decided to let the claims lapse on July 29, 2008.

Bear River Resources, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

5.     Common Stock

a)     On October 12, 2006 the Company issued 1 share of common stock to the founder of the Company for $nil consideration.

b)     On June 18, 2007, the Company issued 4,400,000 shares of common stock to the former President of the Company for cash proceeds of $11,000 received on November 22, 2006.

c)     Between February 2, 2007 and March 2, 2007, the Company received gross proceeds of $65,500 in subscriptions for 1,310,000 common shares at $.05 per share. On June 19, 2007 the Company issued 1,310,000 shares of common stock to the subscribers.

6.     Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $98,000 which commence expiring in 2027. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at June 30, 2008 and 2007 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	June 30, 2008 $	June 30, 2007 $

Cumulative Net Operating Losses	98,000	26,500

Statutory Tax Rate	34%	35%

Effective Tax Rate	-	-

Deferred Tax Asset	33,320	9,275

Valuation Allowance	(33,320)	(9,275)

Net Deferred Tax Asset	-	-

7.     Subsequent Event

On September 14, 2008 John Dahle sold 4,400,000 common share of the Company to Donald Prest and tendered his resignation as President and Director of the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAR RIVER RESOURCES, INC.
Per:	"Donald M. Prest" Donald M. Prest President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer, and sole director Date: September 22, 2008.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:	"Donald M. Prest" Donald M. Prest President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer, and sole director Date: September 22, 2008.

__________