Form 10-Q
period 2008-09-30
OMNICITY CORP.
filed 2008-11-13
CIK 1411586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 000-52827

OMNICITY CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0512569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#253-280 Nelson Street Vancouver, British Columbia, Canada	V6B 2E2
(Address of principal executive offices)	(Zip Code)

(778) 389-3663
(Registrant's telephone number, including area code)

Bear River Resources, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]    No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 13, 2008, there were 43,967,007 shares of common stock, par value $0.001, outstanding.

__________

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

It is the opinion of management that the interim financial statements for the three months ended September 30, 2008 include all adjustments necessary in order to ensure that the interim unaudited financial statements are not misleading.

Our interim unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Omnicity Corp.
(formerly Bear River Resources, Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	September 30, 2008 $ (unaudited)	June 30, 2008 $
ASSETS

Current Assets

Cash	17	919

Total Assets	17	919

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	46,647	21,171
Accrued liabilities	-	1,157
Due to related party (Note 3)	100	-

Total Liabilities	46,747	22,328

Nature of Operations and Continuance of Business (Note 1)

Stockholders' Equity (Deficit)

Common Stock, 1,540,000,000 shares authorized, $0.001 par value 43,967,007 shares issued and outstanding (Note 5)	43,967	43,967

Additional Paid-in Capital	32,533	32,533

Donated Capital (Note 3(a))	15,250	13,000

Deficit Accumulated During the Development Stage	(138,480)	(110,909)

Total Stockholders' Equity (Deficit)	(46,730)	(21,409)

Total Liabilities and Stockholders' Equity (Deficit)	17	919

On October 21, 2008 the Company changed its name to Omnicity Corp. and increased its issued share capital on a 7.7 new for 1 old basis. There are 43,967,007 common shares outstanding after the forward split. The Company also increased its authorized share capital from 200,000,000 common shares to 1,540,000,000 common shares. All share and per share amounts have been retroactively restated.

Omnicity Corp.
(formerly Bear River Resources, Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated From October 12, 2006 (Date of Inception) to September 30, 2008	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
	$	$	$

Revenue	-	-	-

Expenses

Donated rent (Note 3(a))	5,750	750	750
Donated services (Note 3(b))	9,500	1,500	1,500
Foreign exchange	(141)	(842)	-
General and administrative	3,603	921	43
Impairment of mineral property costs (Note 4)	15,787	-	-
Mineral property expenses	15,982	-	474
Professional fees	87,999	25,242	29,181

Total Expenses	(138,480)	27,571	31,948

Net Loss	(138,480)	(27,571)	(31,948)

Net Loss Per Share - Basic and Diluted		-	-

Weighted Average Shares Outstanding		43,967,007	43,967,007

On October 21, 2008 the Company changed its name to Omnicity Corp. and increased its issued share capital on a 7.7 new for 1 old basis. There are 43,967,007 common shares outstanding after the forward split. The Company also increased its authorized share capital from 200,000,000 common shares to 1,540,000,000 common shares. All share and per share amounts have been retroactively restated.

Omnicity Corp.
(formerly Bear River Resources, Inc.)
(A Development Stage Company)
Statement of Cash Flows
(Expressed in US dollars)
(unaudited)

	Three Months Ended September 30, 2008 $	Three Months Ended September 30, 2007 $

Operating Activities

Net loss for the period	(27,571)	(31,948)

Adjustments to reconcile net loss to cash used in operating activities

Donated services and expenses	2,250	2,250

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	24,319	6,181

Net Cash Used in Operating Activities	(1,002)	(23,517)

Net Cash Used in Investing Activities	-	-

Financing Activities

Loan from a related party	100	-

Net Cash Provided by Financing Activities	100	-

(Decrease) In Cash	(902)	(23,517)

Cash - Beginning of Period	919	56,391

Cash - End of Period	17	32,874

Supplemental Disclosures

Interest paid	-	-
Income tax paid	-	-

Omnicity Corp.
(formerly Bear River Resources, Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from October 12, 2006 (Date of Inception) to September 30, 2008
(Expressed in US dollars)
(unaudited)

					Deficit
					Accumulated
			Additional		During the
			Paid-in	Donated	Exploration
	Shares	Amount	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance - October 12, 2006 (Date of Inception)	7	-	-	-	-	-

June 18, 2007 - issuance of common shares for cash at $0.0003 per share	33,880,000	33,880	(22,880)	-	-	11,000

June 19, 2007 - issuance of common shares for cash at $0.0065 per share	10,087,000	10,087	55,413	-	-	65,500

Donated rent and services	-	-	-	4,000	-	4,000

Net loss for the period	-	-	-	-	(30,524)	(30,524)

Balance - June 30, 2007	43,967,000	43,967	32,533	4,000	(30,524)	49,976

Donated rent and services	-	-	-	9,000	-	9,000

Net loss for the year	-	-	-	-	(80,385)	(80,385)

Balance - June 30, 2008	43,967,000	43,967	32,533	13,000	(110,909)	(21,409)

Donated rent and services	-	-	-	2,250	-	2,250

Net loss for the period	-	-	-	-	(27,571)	(27,571)

Balance - September 30, 2008	43,967,000	43,967	32,533	15,250	(138,480)	(46,730)

On October 21, 2008 the Company changed its name to Omnicity Corp. and increased its issued share capital on a 7.7 new for 1 old basis. There are 43,967,007 common shares outstanding after the forward split. The Company also increased its authorized share capital from 200,000,000 common shares to 1,540,000,000 common shares. All share and per share amounts have been retroactively restated.

Omnicity Corp.
(formerly Bear River Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
(Expressed in US dollars)
(unaudited)

1.     Nature of Operations and Continuance of Business

The Company was incorporated as Bear River Resources, Inc. in the State of Nevada on October 12, 2006 and was registered as an extraprovincial company under the Business Corporations Act of British Columbia on November 6, 2006. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting for Development Stage Enterprises". The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission to register 10,087,000 post-forward split common shares for sale by existing shareholders. The Company will not receive any proceeds from the resale of common stock by existing shareholders. The SB-2 Registration Statement was declared effective on September 18, 2007.

On October 7, 2008, the Company entered into an agreement in principle (the "Agreement in Principle") with Omnicity, Inc. in connection with the proposed acquisition of all of the issued and outstanding shares of Omnicity, Inc. Omnicity Inc., an Indiana company, is presently engaged in the business of the build-out and expansion into full broadband solutions, including a rollup and consolidation of the United States rural WISP market. The total purchase price will consist of 23,000,000 post-forward split restricted common shares of the Company. In addition, and under the terms of the Agreement in Principle, the Company will cause all 33,880,000 founders' post-forward split common shares of the Company to be cancelled, leaving 10,087,007 post-forward split common shares issued and outstanding. Under the terms of the Agreement in Principle, the Company has agreed to raise a minimum of $1,500,000 and a maximum of $2,000,000 by way of a private placement financing at $0.35 per post-forward split common share.

On October 21, 2008 the Company changed its name to Omnicity Corp. and increased its issued share capital on a 7.7 new for 1 old common share basis. There are 43,967,007 common shares outstanding after the forward split. The Company increased its authorized share capital from 200,000,000 common shares to 1,540,000,000 common shares and changed its trading symbol to "OMCY". All share and per share amounts have been retroactively restated.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2008, the Company had a working capital deficit of $46,730 and accumulated losses of $138,480 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Omnicity Corp.
(formerly Bear River Resources, Inc.)
(A Development Stage Company)
Notes to Financial Statements
(Expressed in US dollars)
(unaudited)

2.     Summary of Significant Accounting Policies

a)     Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is June 30.

b)     Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission ("SEC") Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2008, included in the Company's Form 10-KSB filed on September 23, 2008 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at September 30, 2008, and the results of its operations and cash flows for the three months ended September 30, 2008 and 2007. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)     Use of Estimates

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

d)     Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)     Mineral Property Costs

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

Omnicity Corp.

(formerly Bear River Resources, Inc.)

(A Development Stage Company)

Notes to Financial Statements

(Expressed in US dollars)

(unaudited)

f)     Long-Lived Assets

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

g)     Financial Instruments

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

h)     Foreign Currency Translation

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

i)     Recent Accounting Pronouncements

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

Omnicity Corp.

(formerly Bear River Resources, Inc.)

(A Development Stage Company)

Notes to Financial Statements

(Expressed in US dollars)

(unaudited)

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

3.     Related Party Transactions

a)     During the three months ended September 30, 2008, the Company recognized a total of $750 (2007 - $750) for donated rent at $250 per month provided by the President and CFO of the Company.

b)     During the three months ended September 30, 2008, the Company recognized a total of $1,500 (2007 - $1,500) for donated services at $500 per month provided by the President and CFO of the Company.

c)     On September 11, 2008 the President and CEO of the Company loaned $100 on an unsecured, non-interest bearing demand basis.

4.     Mineral Properties

On November 22, 2006, the Company acquired a 100% interest in the Redoubt 1 and Redoubt 2 mineral claims covering approximately 1,000 hectares located in the Stewart Mining Division in the Province of British Columbia, Canada, in consideration for $10,000. The claims were registered in the name of the Company on August 16, 2007. The cost of the mineral property, a property report and assessment work was initially capitalized. For the year ended June 30, 2007, the Company recognized an impairment loss of $15,787, as the Company has not yet determined whether the claims have proven or probable reserves on the property. On October 15, 2007 the Company advanced CDN$15,000 to its geologist to conduct an exploratory work program on the claims which was conducted in November, 2007. The Company received a geologist report on February 6, 2008 dated January 27, 2008. The results were not as expected and the Company evaluated a Phase 2, CDN$15,000, work program recommended by the Company's geologist for the summer of 2008, however, management decided to let the claims lapse on July 29, 2008.

Omnicity Corp.

(formerly Bear River Resources, Inc.)

(A Development Stage Company)

Notes to Financial Statements

(Expressed in US dollars)

(unaudited)

5.     Common Stock and Agreement in Principle

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission to register 10,087,000 post-forward split common shares for sale by existing shareholders. The Company will not receive any proceeds from the resale of common stock by existing shareholders. The SB-2 Registration Statement was declared effective on September 18, 2007.

On October 7, 2008, the Company entered into an agreement in principle (the "Agreement in Principle") with Omnicity, Inc. in connection with the proposed acquisition of all of the issued and outstanding shares of Omnicity, Inc. Omnicity Inc., an Indiana company, is presently engaged in the business of the build-out and expansion into full broadband solutions, including a rollup and consolidation of the United States rural WISP market. The total purchase price will consist of 23,000,000 post-forward split restricted common shares of the Company. In addition, and under the terms of the Agreement in Principle, the Company will cause all 33,880,000 founders' post-forward split common shares of the Company to be cancelled, leaving 10,087,007 post-forward split common shares issued and outstanding. Under the terms of the Agreement in Principle, the Company has agreed to raise a minimum of $1,500,000 and a maximum of $2,000,000 by way of a private placement financing at $0.35 per post-forward split common share.

On October 21, 2008 the Company changed its name to Omnicity Corp. and increased its issued share capital on a 7.7 new for 1 old basis. There are 43,967,007 common shares outstanding after the forward split. The Company increased its authorized share capital from 200,000,000 common shares to 1,540,000,000 common shares and changed its trading symbol to "OMCY". All share and per share amounts have been retroactively restated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" in Part II, Item 1A of this quarterly report below, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our interim unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our interim unaudited financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock. As used in this quarterly report, the terms "we", "us" and "our" refer to Omnicity Corp.

Agreement in Principle to Acquire Omnicity, Inc.

On October 7, 2008, the Company entered into an agreement in principle (the "Agreement in Principle") with Omnicity, Inc., an Indiana based company, in connection with the proposed acquisition of all of its issued and outstanding shares. The total purchase price will consist of 23,000,000 post-forward split restricted common shares of the Company. In addition, and under the terms of the Agreement in Principle, the Company will cause all 33,880,000 founders' post-forward split common shares of the Company to be cancelled, leaving 10,087,007 post-forward split common shares issued and outstanding. Under the terms of the Agreement in Principle, the Company has agreed to raise a minimum of $1,500,000 and a maximum of $2,000,000 by way of a private placement financing at $0.35 per post-forward split common share.

On October 21, 2008 the Company changed its name to Omnicity Corp. and increased its issued share capital on a 7.7 new for 1 old common share basis. There are 43,967,007 common shares outstanding after the forward split. The Company increased its authorized share capital from 200,000,000 common shares to 1,540,000,000 common shares and changed its trading symbol to "OMCY".

Upon completion of the acquisition of Omnicity, Inc., we will no longer be considered a shell company nor an exploration stage company.

Overview of Omnicity, Inc.

Omnicity, Inc. provides broadband internet access and services in unserved and underserved small and rural markets in the Midwestern United States and is seeking to be a primary consolidator of rural market broadband. Omnicity, Inc. plans to develop a nationwide wireless network. Omnicity's strategy is to provide a total broadband solution and be a primary rural wireless internet service provider (WISP) in the United States. Omnicity, Inc.'s business plan is to provide internet access in rural America at significantly lower cost than wire or fiber optics. Omnicity, Inc. plans to also provide other value added services for its customers including telecommunication (VOIP) and video on demand. Since its inception Omnicity, Inc. has grown to over 2,600 subscribers through organic growth and expects to have up to 6,000 subscribers pending completion of four asset acquisitions of smaller regional WISPs to close upon Omnicity Corp. completing the acquisition of Omnicity, Inc.

Upon completion of our acquisition of Omnicity, Inc., we plan to continue Omnicity, Inc.'s growth through ongoing acquisition of smaller regional WISPs and continued organic growth through increased market penetration.  We intend to achieve continued growth through:

  a  strategic alliance to be negotiated with the nationwide Rural Electric Membership Cooperatives (REMC's);

  partnering with regional and national Telcos for the delivery of voice services;

  partnering with local governments to provide essential services (mobile internet for EMT, fire and police) and new utility applications (automated meter reading);

  DirecTV services resell agreements

  offering a "bundled" total broadband solution.

Omnicity, Inc. has an experienced management team with extensive wireless broadband/ISP expertise as well as the expertise to consolidate large numbers of businesses through its roll-up strategy.  As additional businesses are acquired, additional human resources will also become available.

Upon completion of the acquisition of Omnicity, Inc. by Omnicity Corp., we plan to use common shares of Omnicity Corp., which are quoted on the Over-the-Counter Bulletin Board trading under the symbol "OMCY", to make acquisitions to accelerate the consolidation and growth strategy outlined above.

Our Former Business

Up to July 29, 2008 we were an exploration stage company engaged in the acquisition and exploration of mineral properties. On November 22, 2006, the Company acquired a 100% interest in the Redoubt 1 and Redoubt 2 mineral claims (the "Property or "Claims") covering approximately 1,000 hectares located in the Stewart Mining Division in the Province of British Columbia, Canada, from Silver Grail Resources Ltd. and Teuton Resources Corp. in consideration for $10,000. The claims were registered in the name of the Company on August 16, 2007. The cost of the mineral property, a property report and assessment work was initially capitalized.  For the year ended June 30, 2008, the Company recognized an impairment loss of $15,787, as the Company has not yet determined whether the claims have proven or probable reserves on the property. On October 15, 2007 the Company advanced CND$15,000 to its geologist to conduct an exploratory work program on the claims which was conducted in November, 2007. The Company received a geologist report on February 6, 2008 dated January 27, 2008. The results were not as expected and the Company evaluated a Phase 2, Cnd$15,000, work program recommended by the Company's geologist for the summer of 2008, however, management decided to let the claims lapse on July 29, 2008.

Plan of Operations

Our plan of operations for the next twelve months is to complete the $1.5million minimum funding and acquisition of Omnicity, Inc. in accordance with the Agreement in Principle.  The Company will seek secondary equity financing and re-finance assets purchased with debt financing and roll-out the business plan of Omnicity, Inc.

As at September 30, 2008, the Company had cash of $17 and a working capital deficit of $46,730.  We will require an additional $100,000 in financing to cover our working capital deficiency and pay for the remainder of closing costs, mainly legal costs, that we expect to incur up until closing of the proposed acquisition of Omnicity, Inc.

During the twelve-month period following the date of this report, we anticipate closing on the acquisition of Omnicity, Inc. and related asset purchase agreements pending, to expand its network and number of subscribers. As a result, we expect that we will generate revenue and cash flow on a consolidated basis from subscriber revenues.   As indicated above, we will require additional financing to acquire business assets and to cover all of our overhead costs that we expect to incur over the next twelve months.  We anticipate that additional funding over and above the $1.5 million to be raised to close the acquisition of Omnicity will be secured in the short-term in the form of equity financing from the sale of our common stock.  We believe that debt financing will be an alternative for funding additional business asset acquisitions and to re-finance network equipment previously purchased for cash. These assets will be used as security for this debt financing.  However, we do not have any secondary equity or debt financing arranged and we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund any additional acquisitions in 2009 beyond our initial aforementioned asset acquisitions.  In the absence of such financing, we will not be able to continue expanding our network and subscribers as rapidly as planned.

Results of Operations

Revenues

We have had no operating revenues since our incorporation on October 12, 2006 to September 30, 2008. In the future we plan to earn revenues from subscribers pending acquisition of Omnicity, Inc. as discussed above.

Expenses

Our general and administrative expenses for the three months ended September 30, 2008 and for the period from October 12, 2006 (date of inception) to September 30, 2008 are summarized below:

Expenses

 Three Months Ended
September 30, 2008
$

 Accumulated From October 12, 2006 (Date of Inception) to September 30, 2008

Donated Rent

750

5,750

Donated Services

1,500

9,500

General and administrative

79

3,462

Impairment of mineral property costs

-

15,787

Mineral property expenses

-

15,982

Professional fees

25,242

87,999

Total expenses and net loss

27,571

138,480

We have experienced a net loss of $27,571 for the three months ended September 30, 2008, mainly as a result of professional fees, which consisted of audit fees of $3,600 and legal fees of $21,642. The accumulated net loss of $138,480 from October 12, 2006 (Date of Inception) to September 30, 2008 is mainly due to: acquisition and subsequent impairment of the cost of our mineral property totalling $15,787; our exploration program costing $15,508 (CAD$15,500) and a BC free miners certificate costing $474 (CAD$500); and professional fees of $87,999, which includes audit fees of $10,200 and legal fees of $56,457 associated with the completion of our SB-2 Registration Statement and 15C2-11 application to FINRA for our trading symbol and legal fees of $21,342 associated with the Agreement in Principle, name change and stock split and all other related reorganization costs.  Net loss also includes donated rent and services totalling $15,250 which is non-cash charge to operations.

Liquidity and Capital Resources

We had cash of $17 and a working capital deficit of $46,730 as of September 30, 2008.

Cash Used in Operating Activities

Net cash used in operating activities was $1,002 for the three months ended September 30, 2008. These balances are mainly made up of our net loss as disclosed above less expenses incurred during the quarter but not yet paid for of $24,319.

Cash Used in Investing Activities

Net cash used in investing activities was $Nil for the three months ended September 30, 2008.  Net cash used in investing activities was $15,787 for the period from October 12, 2006 (Date of Inception) to September 30, 2008, which costs related to the acquisition of our mineral property and related geological report.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock.  We did not obtain any cash from financing activities during the three months ended September 30, 2008.  However, from our inception, on October 12, 2006, to September 30, we have raised a total of $76,500 from private offerings of our securities including $11,000 from our President who subscribed for 33,800,000 post forward split common shares and $65,500 from a private placement of 10,087,000 common shares.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue our proposed business acquisition  For these reasons our auditors stated in their report for the period from October 12, 2006 (Date of Inception) to June 30, 2008 that they have substantial doubt we will be able to continue as a going concern.

Future Financing

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations.  Issuances of additional shares will result in dilution to our existing shareholders.  There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business acquisition.

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet arrangements.

Application of Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

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

Recently Issued Accounting Policies

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being August 31, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer, and principal accounting officer).  Based upon that evaluation, our president concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director and officer or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2.             Unregistered Sales of Equity Securities

None.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Submission of Matters to a Vote of Securities Holders

None.

Item 5.             Other Information

None.

Item 6.             Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Exhibit Number

Description of Exhibit

3.1 (1)

Articles of Incorporation

3.2 (2)

Articles of Merger as filed with the Nevada Secretary of State, effective as of October 21, 2008, pursuant to which the Company's Articles of Incorporation were amended to change the Company's name to "Omnicity Corp."

3.3 (2)

Certificate of Change as filed with the Nevada Secretary of State, effective as of October 21, 2008, pursuant to which the Company's authorized shares capital has been increased from 200,000,000 shares of common stock to 1,540,000,000 shares of common stock, with the same par value of $0.001 per share

3.4 (1)

Bylaws

10.1 (3)

Agreement in Principal among the Company, Omnicity, Inc., and the principal Vendor of Omnicity, Inc., dated as accepted by Omnicity, Inc. on October 7, 2008

31.1

Rule 13a-14(a)/15(d)-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32.1

18 U.S.C. Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

(1) Incorporated by reference from our registration statement on Form SB-2 as filed with the SEC on September 10, 2007.

(2) Incorporated by reference from our Current Report on Form 8-K as filed with the SEC on October 23, 2008.

(3) Incorporated by reference from our Current Report on Form 8-K as filed with the SEC on October 14, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 OMNICITY CORP.

By:

 "Donald M Prest"
Donald M Prest
President, Secretary, Treasurer and Director
         (Principal Executive Officer, Principal Financial Officer
         and Principal Accounting Officer)
Date: November 13, 2008

__________