Form 10-Q
period 2008-12-31
OMNICITY CORP.
filed 2009-02-11
CIK 1411586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2008

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
Yes [X]    No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of February 11, 2009, there were 43,967,007 shares of common stock, par value $0.001, outstanding.

__________

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Omnicity Corp.
(formerly Bear River Resources, Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	December 31, 2008 $ (unaudited)	June 30, 2008 $
ASSETS

Current Assets

Cash	-	919

Total Assets	-	919

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	109,735	21,171
Accrued liabilities	-	1,157
Due to related party (Note 3)	100	-

Total Liabilities	109,835	22,328

Nature of Operations and Continuance of Business (Note 1)

Stockholders' Equity (Deficit)

Common Stock, 200,000,000 shares authorized, $0.001 par value 43,967,007 shares issued and outstanding (Note 5)	43,967	43,967

Additional Paid-in Capital	32,533	32,533

Donated Capital (Note 3(a))	17,500	13,000

Deficit Accumulated During the Development Stage	(203,835)	(110,909)

Total Stockholders' Equity (Deficit)	(109,835)	(21,409)

Total Liabilities and Stockholders' Equity (Deficit)	-	919

Omnicity Corp.
(formerly Bear River Resources, Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated From October 12, 2006 (Date of Inception) to December 31, 2008	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

Donated rent (Note 3(a))	6,500	750	750	1,500	1,500
Donated services (Note 3(b))	11,000	1,500	1,500	3,000	3,000
Foreign exchange	(6,277)	(6,136)	669	(6,978)	669
General and administrative	6,018	2,415	1,611	3,336	1,654
Impairment of mineral property costs (Note 4)	15,787	-	-	-	-
Mineral property expenses	15,982	-	15,508	-	15,982
Professional fees	154,825	66,826	11,139	92,068	40,320

Total Expenses	(203,835)	65,355	31,177	92,926	63,125

Net Loss	(203,835)	(65,355)	(31,177)	(92,926)	(63,125)

Net Loss Per Share - Basic and Diluted		-	-	-	-

Weighted Average Shares Outstanding (Note 5(b))		43,967,000	43,967,000	43,967,000	43,967,000

Omnicity Corp.
(formerly Bear River Resources, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Six Months Ended December 31, 2008 $	Six Months Ended December 31, 2007 $

Operating Activities

Net loss for the period	(92,926)	(62,125)

Adjustments to reconcile net loss to cash used in operating activities

Donated services and expenses	4,500	4,500

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	87,407	4,693

Net Cash Used in Operating Activities	(1,019)	(53,932)

Net Cash Used in Investing Activities	-	-

Financing Activities

Loan from a related party	100	-

Net Cash Provided by Financing Activities	100	-

(Decrease) In Cash	(919)	(53,932)

Cash - Beginning of Period	919	56,391

Cash - End of Period	-	2,459

Supplemental Disclosures

Interest paid	-	-
Income tax paid	-	-

Omnicity Corp.
(formerly Bear River Resources, Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from October 12, 2006 (Date of Inception) to December 31, 2008
(Expressed in US dollars)
(unaudited)

					Deficit
					Accumulated
			Additional		During the
			Paid-in	Donated	Exploration
	Shares	Amount	Capital	Capital	Stage	Total
	(Note 5 (b))
	#	$	$	$	$	$

Balance - October 12, 2006 (Date of Inception)	7	-	-	-	-	-

June 18, 2007 - issuance of common shares for cash at $0.0003 per share	33,880,000	33,880	(22,880)	-	-	11,000

June 19, 2007 - issuance of common shares for cash at $0.0065 per share	10,087,000	10,087	55,413	-	-	65,500

Donated rent and services	-	-	-	4,000	-	4,000

Net loss for the period	-	-	-	-	(30,524)	(30,524)

Balance - June 30, 2007	43,967,000	43,967	32,533	4,000	(30,524)	49,976

Donated rent and services	-	-	-	9,000	-	9,000

Net loss for the year	-	-	-	-	(80,385)	(80,385)

Balance - June 30, 2008	43,967,000	43,967	32,533	13,000	(110,909)	(21,409)

Donated rent and services	-	-	-	4,500	-	4,500

Net loss for the period	-	-	-	-	(92,926)	(92,926)

Balance - December 31, 2008	43,967,000	43,967	32,533	17,500	(203,835)	(109,835)

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

On October 21, 2008 the Company changed its name to Omnicity Corp. and increased its issued share capital on a 7.7 new for 1 old basis. There are 43,967,007 common shares outstanding after the forward split. The Company increased its authorized share capital to 200,000,000 common shares and changed its trading symbol to "OMCY". All share and per share amounts have been retroactively restated.

On December 29, 2008, the Company entered into an Agreement and Plan of Merger with Omnicity Acquisition Co., a wholly-owned Indiana subsidiary, and Omnicity Incorporated in connection with the proposed acquisition of all of the issued and outstanding shares of Omnicity Incorporated, an Indiana company. Omnicity Incorporated is presently engaged in the business of the build-out and expansion into full broadband solutions, including a rollup and consolidation of the United States rural WISP market. The total purchase price will consist of 23,000,000 post-forward split restricted common shares of the Company. In addition, and under the terms of the Agreement and Plan of Merger the Company will cause 33,880,000 founders' post-forward split common shares of the Company to be cancelled leaving 10,087,007 post-forward split common shares issued and outstanding. Under the terms of the Agreement and Plan of Merger the Company had agreed to raise a minimum of $1,500,000 and a maximum of $2,000,000 by way of a private placement financing at $0.35 per post-forward split common share. The Company is offering a $0.35 per unit private placement of securities ("Unit") and a $0.35 per unit debt private placement of securities ("Debt Unit"). Each Debt Unit will be issued to certain creditors of Omnicity Incorporated who have subscribed for such Debt Units. Each Unit or Debt Unit contains one common share and one-half of a share purchase warrant. Each whole warrant is exercisable into one common share at an exercise price of $0.50 per share for a period of two years from acceptance of the investor's subscription. This offering is open until March 31, 2009. The maximum number of Units or Debt Units offered is 5,714,286 and the maximum consideration to be received in cash or settlement of Omnicity Incorporated debt is $2,000,000. These Units and Debt Units are being offered as part of Agreement and Plan of Merger dated December 29, 2008.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2008, the Company had a working capital deficit of $109,835 and accumulated losses of $203,835 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.     Summary of Significant Accounting Policies

a)     Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is June 30. On January 7, 2009 the Company incorporated a wholly-owned Indiana subsidiary, Omnicity Acquisition Co.

b)     Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission ("SEC") Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2008, included in the Company's Form 10KSB filed on September 22, 2008 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at December 31, 2008, and the results of its operations and cash flows for the three and six months ended December 31, 2008 and 2007. The results of operations for the three and six months ended December 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

3.     Related Party Transactions

a)     During the three months ended December 31, 2008, the Company recognized a total of $750 (2007 - $750) for donated rent at $250 per month provided by the President and CFO of the Company.

b)     During the three months ended December 31, 2008, the Company recognized a total of $1,500 (2007 - $1,500) for donated services at $500 per month provided by the President and CFO of the Company.

c)     On September 11, 2008 the President and CEO of the Company loaned $100 on an unsecured, non-interest bearing demand basis.

4.     Mineral Properties

On November 22, 2006, the Company acquired a 100% interest in the Redoubt 1 and Redoubt 2 mineral claims covering approximately 1,000 hectares located in the Stewart Mining Division in the Province of British Columbia, Canada, in consideration for $10,000. The claims were registered in the name of the Company on August 16, 2007. The cost of the mineral property, a property report and assessment work was initially capitalized. For the year ended June 30, 2007, the Company recognized an impairment loss of $15,787, as the Company has not yet determined whether the claims have proven or probable reserves on the property. On October 15, 2007 the Company advanced CND$15,000 to its geologist to conduct an exploratory work program on the claims which was conducted in November, 2007. The Company received a geologist report on February 6, 2008 dated January 27, 2008. The results were not as expected and the Company evaluated a Phase 2, CDN $15,000, work program recommended by the Company's geologist for the summer of 2008, however, management decided to let the claims lapse on July 29, 2008.

5.     Common Stock and Agreement in Principle

a)     The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission to register 10,087,000 post-forward split common shares for sale by existing shareholders. The Company will not receive any proceeds from the resale of common stock by existing shareholders. The SB-2 Registration Statement was declared effective on September 18, 2007.

b)     On October 21, 2008 the Company changed its name to Omnicity Corp. and increased its issued share capital on a 7.7 new for 1 old basis. There are 43,967,007 common shares outstanding after the forward split. The Company increased its authorized share capital to 200,000,000 common shares and changed its trading symbol to "OMCY". All share and per share amounts have been retroactively restated.

c)     On December 29, 2008, the Company entered into an Agreement and Plan of Merger with Omnicity Acquisition Co., a wholly-owned Indiana subsidiary, and Omnicity  Incorporated in connection with the proposed acquisition of all of the issued and outstanding shares of Omnicity Incorporated, an Indiana company. Omnicity Incorporated is presently engaged in the business of the build-out and expansion into full broadband solutions, including a rollup and consolidation of the United States rural WISP market. The total purchase price will consist of 23,000,000 post-forward split restricted common shares of the Company. In addition, and under the terms of the Agreement and Plan of Merger the Company will cause 33,880,000 founders' post-forward split common shares of the Company to be cancelled leaving 10,087,007 post-forward split common shares issued and outstanding. Under the terms of the Agreement and Plan of Merger the Company had agreed to raise a minimum of $1,500,000 and a maximum of $2,000,000 by way of a private placement financing at $0.35 per post-forward split common share. The Company is offering a $0.35 per unit private placement of securities ("Unit") and a $0.35 per unit debt private placement of securities ("Debt Unit"). Each Debt Unit will be issued to certain creditors of Omnicity Incorporated who have subscribed for such Debt Units. Each Unit or Debt Unit contains one common share and one-half of a share purchase warrant. Each whole warrant is exercisable into one common share at an exercise price of $0.50 per share for a period of two years from acceptance of the investor's subscription. This offering is open until March 31, 2009. The maximum number of Units or Debt Units offered is 5,714,286 and the maximum consideration to be received in cash or settlement of Omnicity Incorporated debt is $2,000,000. These Units and Debt Units are being offered as part of Agreement and Plan of Merger dated December 29, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance, including the proposed acquisition of Omnicity Incorporated. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" in our annual report, that may cause our or our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Overview

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

Proposed Acquisition of Omnicity Incorporated

On December 29, 2008, the Company entered into an Agreement and Plan of Merger with Omnicity Acquisition Co., a wholly-owned Indiana subsidiary, and Omnicity  Incorporated in connection with the proposed acquisition of all of the issued and outstanding shares of Omnicity Incorporated, an Indiana company. Omnicity Incorporated is presently engaged in the business of the build-out and expansion into full broadband solutions, including a rollup and consolidation of the United States rural WISP market. The total purchase price will consist of 23,000,000 post-forward split restricted common shares of the Company. In addition, and under the terms of the Agreement and Plan of Merger the Company will cause 33,880,000 founders' post-forward split common shares of the Company to be cancelled leaving 10,087,007 post-forward split common shares issued and outstanding. Under the terms of the Agreement and Plan of Merger the Company had agreed to raise a minimum of $1,500,000 and a maximum of $2,000,000 by way of a private placement financing at $0.35 per post-forward split common share. The Company is offering a $0.35 per unit private placement of securities ("Unit") and a $0.35 per unit debt private placement of securities ("Debt Unit"). Each Debt Unit will be issued to certain creditors of Omnicity Incorporated who have subscribed for such Debt Units. Each Unit or Debt Unit contains one common share and one-half of a share purchase warrant. Each whole warrant is exercisable into one common share at an exercise price of $0.50 per share for a period of two years from acceptance of the investor's subscription. This offering is open until March 31, 2009. The maximum number of Units or Debt Units offered is 5,714,286 and the maximum consideration to be received in cash or settlement of Omnicity Incorporated debt is $2,000,000. These Units and Debt Units are being offered as part of Agreement and Plan of Merger dated December 29, 2008.

Upon completion of the acquisition of Omnicity Incorporated, we will no longer be considered a shell company nor an exploration stage company.  However, there can be no assurance that the acquisition will be completed.

Overview of Omnicity Incorporated

Omnicity Incorporated provides broadband access, including advanced services of voice video and data, in un-served and underserved small and rural markets in the Midwestern United States and is planning to be a consolidator of rural market broadband nationwide. Omnicity's strategy is to provide a total broadband solution. Omnicity's value proposition is providing internet access in rural America at significantly lower cost than wire or fiber optics.  In the future, Omnicity also expects to provide other value-added services for its customers including telecommunication (VOIP) and video on demand. Since its inception in 2003 Omnicity has grown in the Midwest through acquisitions and organic growth.  Management plans further growth through ongoing acquisitions of smaller regional service providers and continued organic growth.

Plan of Operations

Our plan of operations for the next twelve months is to complete the acquisition of Omnicity Incorporated in accordance with the Agreement and Plan of Merger executed on December 29, 2008, and pursue its business and financing for its business.  The Company will continually seek secondary equity and debt financing and re-finance assets purchased with debt financing and roll-out the business plan of Omnicity Incorporated. Omnicity plans to take advantage of Indiana State Investment Tax Credits ("ITC's") by flowing a 20% ITC to Indiana State taxpayers that either loan or acquire equity in the Company.

As at December 31, 2008, the Company had no cash and a working capital deficit of $46,730.  We will require an additional $120,000 in financing to cover our working capital deficiency and pay for the remainder of closing costs that we expect to incur up until closing of the proposed acquisition of Omnicity Incorporated.

During the twelve-month period following the date of this report, we anticipate closing on the acquisition of Omnicity Incorporated and related asset purchase agreements pending by Omnicity Incorporated, to expand its network and number of subscribers. As a result, we expect that we will generate revenue and cash flow on a consolidated basis from subscriber revenues.   As indicated above, we will require additional financing to acquire business assets and to cover all of our overhead costs that we expect to incur over the next twelve months.  We anticipate that funding available at closing along with equipment leasing financing available from Agility Leasing will be enough to pay for closing costs, reduce the Company's and Omnicity Incorporated working capital deficiencies and to acquire the four pending asset purchases by Omnicity Incorporated. After closing of the acquisition of Omnicity Incorporated we expect we will need to raise a further approximately $1 million in the short-term to expand our network, continue to reduce our working capital deficiency and to continue to acquire WISP operating assets. The financing will be a combination of equity in the form of common shares and warrants; and by way of secured interest bearing debt as well as operating leases from Agility Leasing.  We believe that debt financing will be an alternative for funding additional business asset acquisitions and to re-finance network equipment previously purchased for cash. Omnicity Incorporated has secured an equipment leasing line of credit in the amount of $1 million. In the absence of such financing, we will not be able to continue expanding our network and subscribers as rapidly as planned.

There can be no assurance that our plan of operations will be achieved.

Results of Operations

Revenues

We have had no operating revenues since our incorporation on October 12, 2006 to December 31, 2008. In the future we plan to earn revenues from subscribers pending the acquisition of Omnicity Incorporated as discussed above.

Expenses

Our general and administrative expenses for the three months and six months ended December 31, 2008 and for the period from October 12, 2006 (date of inception) to December 31, 2008 are summarized below:

Expenses

 Three Months Ended
December 31, 2008
$

 Six Months Ended
December 31, 2008
$

Accumulated From October 12, 2006 (Date of Inception) to December 31, 2008

Donated Rent

750

1,500

6,500

Donated Services

750

3,000

11,000

Foreign Exchange

(6,136)

(6,978)

(6,277)

General and administrative

2,415

3,336

6,018

 Impairment of mineral
property costs

-

-

15,787

Mineral property expenses

-

-

15,982

Professional fees

66,826

92,068

154,825

Total expenses and net loss

65,355

92,926

203,835

Six Months Ended December 31, 2008 and Accumulated from Inception to December 31, 2008

We have experienced a net loss of $92,926 for the six months ended December 31, 2008, mainly as a result of legal fees of $92,068. The accumulated net loss of $203,835 from Inception to December 31, 2008 is mainly due to: acquisition and subsequent impairment of the cost of our mineral property totalling $15,787; our exploration program costing $15,508 (CAD$15,500) and a BC free miners certificate costing $474 (CAD$500); and professional fees of $154,825, which includes audit fees of $11,100 and legal fees of $143,725 associated with the completion of our SB-2 Registration Statement and 15C2-11 application to FINRA for our trading symbol and legal fees of $87,3268 associated with the Agreement in Principle, name change, stock split, Agreement and Plan of Merger, drafting an 8K Prospectus and all other related reorganization costs.  Net loss also includes donated rent and services totalling $17,500 which is a non-cash charge to operations.

Liquidity and Capital Resources

We had no cash and a working capital deficit of $109,835 as of December 31, 2008.

Cash Used in Operating Activities

Net cash used in operating activities was $1,019 for the six months ended December 31, 2008. These balances are mainly made up of our net loss as disclosed above less expenses incurred during the six months not yet paid for of $109,835.

Cash Used in Investing Activities

Net cash used in investing activities was $Nil for the six months ended December 31, 2008.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock.  We did not obtain any cash from financing activities during the six months ended December 31, 2008.  However, from our inception, on October 12, 2006, to December 31, we have raised a total of $76,500 from private offerings of our securities including $11,000 from our President who subscribed for 33,800,000 post forward split common shares and $65,500 from a private placement of 10,087,000 common shares.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue our proposed business acquisition  For these reasons our auditors stated in their report for the period from October 12, 2006 (Date of Inception) to December 31, 2008 that they have substantial doubt we will be able to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 31, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer, and principal accounting officer).  Based upon that evaluation, our president concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report.

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

3.3 (2)

Certificate of Change as filed with the Nevada Secretary of State, effective as of October 21, 2008, pursuant to which the Company's authorized share capital has been increased from 200,000,000 shares of common stock to 1,540,000,000 shares of common stock, with the same par value of $0.001 per share

3.4 (1)

Bylaws

10.1 (3)

Agreement and Plan of Merger among the Company, Omnicity Acquisition Co. and Omnicity Incorporated dated December 29, 2008

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

(3) Incorporated by reference from our Current Report on Form 8-K as filed with the SEC on December 31, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 OMNICITY CORP.

By:

"Donald M Prest"
President, Secretary, Treasurer and Director
         (Principal Executive Officer, Principal Financial Officer
         and Principal Accounting Officer)
Date: February 11, 2009

__________