Form 10-Q
period 2009-04-30
OMNICITY CORP.
filed 2009-06-15
CIK 1411586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2009

☐          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 000-52827

OMNICITY CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0512569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

720 N. Range Line Road Carmel, Indiana	46032
(Address of principal executive offices)	(Zip Code)

(317) 903-8178
(Registrant's telephone number, including area code)

N/A
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
Yes  [  ]    No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of June 10, 2009, there were 34,865,578 shares of common stock, par value $0.001, outstanding.

__________

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Omnicity Corp.
Consolidated Balance Sheets
(Unaudited)
	April 30, 2009	July 31, 2008
		(Restated - see Note 10)

	$	$
Assets

Current Assets:
Cash	70,009	-
Accounts receivable	96,987	54,655
Other receivable	-	10,000
Prepaid expenses and deposits	7,220	2,353

Total Current Assets	174,216	67,008

Property and Equipment (Note 3)	1,175,286	1,024,625
Deposits and Other Assets (Note 4)	103,733	151,088
Customer Relationships (Note 5 (a))	1,911,091	-

Total Assets	3,364,326	1,242,721

Liabilities and Stockholders' Deficit

Current Liabilities:
Amount due bank	-	909
Accounts payable	867,386	539,450
Accrued expenses and other liabilities (Note 6)	204,998	456,918
Notes payable (Note 7)	1,439,047	560,000
Current portion of long-term debt (Note 8)	288,643	575,258
Current portion of capital lease obligations (Note 11)	47,785	11,874
Reserve for customer credits	20,000	20,000
Deferred revenue	42,000	42,000
Derivative liabilities (Note 10)	216,810	70,000

Total Current Liabilities	3,126,669	2,276,409

Capital Lease Obligations (Note 11)	61,117	43,465
Long-term Debt (Note 8)	1,504,050	739,209

Total Liabilities	4,691,836	3,059,083

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 11)

Stockholders' Deficit:

Common Stock, par value $.001, 1,540,000,000 shares authorized, 34,515,578 and 5,501,355 issued and outstanding, respectively (Notes 9 and 10)	34,516	3,383,487
Common Stock Subscribed and reserved (Notes 5 and 9)	1,353,094	-
Additional Paid-in Capital	4,359,134	-
Deficit	(7,074,254)	(5,199,849)

Total Stockholders' Deficit	(1,327,510)	(1,816,362)

Total Liabilities and Stockholders' Deficit	3,364,326	1,242,721

See accompanying notes to consolidated financial statements.

Omnicity Corp.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30, 2009 $	Three Months Ended April 30, 2008 $	Nine Months Ended April 30, 2009 $	Nine Months Ended April 30, 2008 $

Sales, net	444,121	243,483	1,077,993	728,144

Expenses:
Service costs	8,399	14,259	21,139	44,303
Plant and signal delivery	245,190	143,413	630,222	407,299
Marketing and sales	21,372	9,363	27,227	20,455
General and administration	226,142	142,345	489,538	331,534
Salaries and benefits	345,829	113,061	874,330	287,793

Total expenses	846,932	422,441	2,042,456	1,091,384

Loss from operations	(402,811)	(178,958)	(964,463)	(363,240)

Other income (expenses):
Stock based compensation	-	-	(289,629)	-
Forgiveness of interest	-	52,281	-	111,417
Depreciation and amortization	(132,381)	(91,753)	(340,780)	(260,978)
Interest expense	(64,232)	(86,207)	(132,723)	(168,188)
Financing expense (Note 10)	(107,250)	-	(146,810)	-

Total other income (expenses)	(303,863)	(125,679)	(909,942)	(317,749)

Net loss	(706,674)	(304,637)	(1,874,405)	(680,989)

Net loss per share - 33,095,000 issued and outstanding for each reporting period	(.02)	(.01)	(.06)	(.02)

See accompanying notes to consolidated financial statements.

Omnicity Corp.
Consolidated Statement of Changes in Stockholders' Deficit
(Unaudited)

			Additional	Common
	Common		Paid-in	Stock
	Stock	Amount	Capital	Subscribed	Deficit	Total
					(Restated - See Note 10)
	#	$	$		$	$

Balance, July 31, 2006	3,353,999	2,575,631	-	-	(3,223,319)	(647,688)
Net loss	-	-	-	-	(940,897)	(871,897)

Balance, July 31, 2007	3,353,999	2,575,631	-	-	(4,165,216)	(1,519,585)
Stock issued to settle debt	1,797,357	682,918	-	-	-	682,918
Stock issued in acquisition of net assets	349,999	124,938	-	-	-	124,938
Net loss	-	-	-	-	(1,034,633)	(1,034,633)

Balance, July 31, 2008	5,501,355	3,383,487	-	-	(5,199,849)	(1,816,362)
Stock issued for cash on September 19, 2008	11,112	5,000	-	-	-	5,000
Stock issued for cash on October 16, 2008	1,429	500	-	-	-	500
Stock issued to settle debt on October 31, 2008	1,087,335	383,386	-	-	-	383,386
Stock awards to employees on January 2, 2009	1,655,009	289,629	-	-	-	289,629
Recapitalization Transactions - February 17, 2009	-	-	-	-	-	-
Shares acquired by Omnicity Corp.	(8,256,240)	(4,062,002)	4,062,002	-	-	-
Shares of Omnicity Corp.	43,967,007	43,967	(43,967)	-	-	-
Cancellation of founders shares	(33,880,000)	(33,880)	33,880	-	-	-
Shares issued to shareholders of Omnicity, Incorporated to effect the recapitalization	23,000,000	23,000	(23,000)	-	-	-
Net liabilities assumed of Omnicity Corp.	-	-	(168,352)	-	-	(168,352)
Stock issued at a fair value of $0.35 per share for acquisition of assets	1,428,571	1,429	498,571	-	-	500,000
Contingent consideration to be paid in shares	-	-	-	557,755	-	557,755
Common stock subscribed, net of share issuance costs	-	-	-	795,339	-	795,339
Net loss	-	-			(1,874,405)	(1,874,405)

Balance, April 30, 2009	34,515,578	34,516	4,359,134	1,353,094	(7,074,254)	(1,327,510)

See accompanying notes to consolidated financial statements.

Omnicity Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended April 30, 2009 $	Nine Months Ended April 30, 2008 $
Cash flows from (to) operating activities:
Net loss	(1,874,595)	(680,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	340,780	258,473
Stock based compensation	289,629	-
Financing expense	146,810	-
Expenses settled through common stock subscriptions	19,740	19,551
Expenses settled through short-term borrowings	18,996	-
(Increase) decrease in:
Accounts and other receivable	(42,332)	29,696
Prepaid expenses	(6,932)	3,453
Increase (decrease) in:
Accounts and other payable and amount due bank	344,978	(75,683)
Accrued expenses and other accrued liabilities	(11,510)	145,807
Deferred revenue	-	(4,050)

Net cash used in operating activities	(774,246)	(303,742)

Cash flows to investing activities:
Cash received in asset acquisition agreements	-	931
(Increase) decrease in deposits	46,408	(40,005)
Proceeds from sale leaseback of property and equipment	489,368	-
Acquisition of property and equipment	(684,588)	(14,658)

Net cash used in investing activities	(148,812)	(53,732)

Cash flows from (to) financing activities:
Proceeds from short-term notes	370,000	410,000
Repayment of short-term notes	(33,500)	-
Repayment of bank borrowings	(909)	(4,343)
Proceeds from long-term debt	145,000	-
Repayment of long-term debt	(18,751)	(3,935)
Capital lease obligations repaid	(31,836)	(7,426)
Proceeds from issuance of common stock	5,500	-
Proceeds from common stock subscriptions	571,310	-
Common stock issuance costs	(13,747)	-

Net cash provided by financing activities	993,067	394,296

Increase in cash and cash equivalents	70,009	36,822
Cash and cash equivalents, beginning of year	-	-

Cash and cash equivalents, end of period	70,009	36,822

Supplemental cash flow information:
Cash paid for interest	-	-

Supplemental disclosure of noncash investing and financing information:
Net liabilities assumed in corporate reorganization	(168,352)	-
Net assets acquired in exchange for common stock	-	124,938
Current liabilities transferred to long-term debt	369,631	-
Derivative liability - financing expense	146,810	-
Equipment acquired under capital leases	6,800	89,800
Conversion of debt and accrued interest into common stock	383,386	682,918
Conversion of debt and expenses into common stock subscriptions	237,776	-
Customer relationships acquired in exchange for assumption of debt	60,945	-
Customer relationships acquired in exchange for common stock to be issued	557,755	-
Customer relationships acquired in exchange for common stock	500,000	-

See accompanying notes to consolidated financial statements.

1.           Nature of Operations and Continuance of Business

The Company was incorporated as Bear River Resources, Inc. in the State of Nevada on October 12, 2006 and has been registered as an extra-provincial company under the Business Corporations Act of British Columbia on November 6, 2006. Prior to February 17, 2009 the Company was a Development Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting for Development Stage Enterprises". The Company's principal business was the acquisition and exploration of mineral resources.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission to register 10,087,000 post-forward split common shares for sale by existing shareholders. The Company did not receive any proceeds from the resale of common stock by existing shareholders. The SB-2 Registration Statement was declared effective on September 18, 2007.

On October 21, 2008 the Company changed its name to Omnicity Corp. and increased its issued share capital on a 7.7 new for 1 old basis. The Company increased its authorized share capital to 200,000,000 common shares and changed its trading symbol to "OMCY". All share and per share amounts have been retroactively restated.

On February 17, 2009, the Company acquired, by way of an Agreement and Plan of Merger with Omnicity Acquistion Co., a wholly-owned Indiana subsidiary, and Omnicity, Incorporated, an Indiana company, all of the issued and outstanding shares of Omnicity, Incorporated. Omnicity Incorporated (incorporated in August, 2003) provides broadband access, including advanced services of voice, video and data, in un-served and underserved small and rural markets and is planning to be a consolidator of rural market broadband nationwide. Omnicity's strategy is to provide a total broadband solution and continue growth through acquisitions, organic growth and partner with Rural Electric Membership Co-ops and Rural Telephone Companies. The total purchase price was 23,000,000 post-forward split restricted common shares of the Company. In addition the Company caused 33,880,000 founders' post-forward split common shares of the Company to be cancelled leaving 33,087,007 post-forward split common shares issued and outstanding.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated revenues but has sustained losses since inception and has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued forbearance from creditors and the ability of the Company to obtain necessary debt or equity funding to continue operations, and the attainment of profitable operations. As at April 30, 2009, the Company had a working capital deficit of $2,735,643 and a stockholders' deficit of $1,110,700. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has been addressing the liquidity and working capital issues and continues to raise additional capital through short-term notes, vendor notes, sale leaseback arrangements, debt settlements, a subordinated debenture offering and issuance of equity securities. Management believes this additional capital and the expanded customer base from the Definitive Asset Acquisitions will provide the Company the opportunity to be operationally cash flow positive in the near-term and attain profitability within a year.

2.            Summary of Significant Accounting Policies

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is July 31.

Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission ("SEC") Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the years ended July 31, 2008 and 2007 and the unaudited financial statements for the three months ended October 31, 2008, included in the Company's Form 8K filed on February 21, 2009 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at April 30, 2009, and the results of its operations and cash flows for the three and nine months ended April 30, 2009. The results of operations for the three and nine months ended April 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. Amount due bank represents checks written and released but not yet presented to the bank for payment, effectively outstanding checks in excess of bank balances.

Concentration of Business and Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company reviews a customer's credit history before extending credit. There were no individual customers with balances in excess of 10% of the accounts receivable balances at April 30, 2009 or July 31, 2008, and no individual customer generated in excess of 10% of net sales for the nine months ended April 30, 2009 and the year ended July 31, 2008.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. An additional allowance is recorded based on certain percentages of aged receivables, which are determined based on historical experience and assessment of the general financial conditions affecting the Company's customer base. If actual collections experience changes, revisions to the allowance may be required. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance. The allowance for doubtful accounts was $10,000 at April 30, 2009 and July 31, 2008.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation based on estimated useful lives utilizing the straight-line method. In accordance with SFAS No. 51, Financial Reporting by Cable Television Companies ("SFAS No. 51"), the Company capitalizes costs associated with the construction of new transmission facilities. Capitalized construction costs include materials, labor, applicable indirect costs and interest. The Company's methodology for capitalization of internal construction labor and internal and contracted third party installation costs (including materials) utilizes standard costing models based on actual costs. Materials and external labor costs associated with construction activities are capitalized based on amounts invoiced to the Company by third parties.

Computers and wireless equipment also consists of spare electronic equipment and supplies such as radios, antennas, cable, and wire and is stated at the lower of cost (first-in, first-out basis) or market. The value of such equipment was $163,743 at April 30, 2009. The spare electronic equipment is maintained to provide replacement parts when and if needed in a short time period to provide minimal service disruption to customers in the event of a parts failure.

Improvements that extend asset lives are capitalized and other repairs and maintenance costs are expensed as incurred. Estimated useful lives for property and equipment are as follows:

Description	Life

Computer and wireless equipment	3 years
Tower and infrastructure	5 years
Furniture and fixtures	7 years
Auto and trucks	5 years
Software	3 years

The Company periodically evaluates the useful lives of its property and equipment. The Company's property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net undiscounted cash flows expected to be generated by the related assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying amount exceeds the fair market value of the assets. No impairment was recorded at April 30, 2009 or July 31, 2008.

Customer relationships

Customer relationships represent the value attributed to customer relationships acquired in business combinations and are amortized over a 7-year period.

Long-lived Assets

Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), the Company evaluates property and equipment and amortizable intangible assets for impairment whenever current events and circumstances indicate the carrying amounts may not be recoverable. The evaluation of long-lived assets for impairment requires a high degree of judgment and involves the use of significant estimates and assumptions. If the carrying amount is greater than the expected future undiscounted cash flows to be generated, the Company recognizes an impairment loss equal to the excess, if any, of the carrying value over the fair value of the asset. The Company generally measures fair value based upon the present value of estimated future net cash flows of an asset group over its remaining useful life.

Derivative Instruments

In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, and EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19") the Company records derivatives at their fair values on the date that they meet the requirements of a derivative instrument and at each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.

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

Deferred Revenue

Deferred revenue represents services billed or collected in advance but unearned.

Revenue Recognition

The Company charges a recurring subscription fee for providing wireless broadband services to its subscribers. Revenue from service is recognized as monthly services are rendered in accordance with individual customer arrangements. Credit risk is managed by disconnecting services to customers whose accounts are delinquent for a specified number of days. Consistent with SFAS No. 51, installation revenue obtained from the connection of subscribers to the system is recognized in the period installation services are provided to the extent of related direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the system. From time to time, the Company enters into barter arrangements whereby it provides certain customers with wireless broadband services in exchange for use of towers and equipment owned by customers. Revenue and expenses recorded under barter arrangements approximated $44,297 for the nine months ended April 30, 2009.

Advertising Costs

The Company incurs advertising costs in the normal course of business, which are expensed as incurred. Advertising costs were $3,459 for the nine months ended April 30, 2009.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123(R), Share Based Payment. The Company measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value. On January 2, 2009 the Company issued 1,655,009 Omnicity, Incorporated common shares valued at $289,629 to certain employees as a performance bonus. During the year ended July 31, 2008, the Company issued 85,650 Omnicity, Incorporated common shares valued at $29,978 to certain employees as a performance bonus. There is no stock option plan adopted.

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

3.            Property and Equipment

Property and equipment consisted of the following at April 30, 2009 and July 31, 2008:

	April 30, 2009 $	July 31, 2008 $

Computer and wireless equipment	1,517,068	1,464,210
Furniture and fixtures	41,077	28,754
Vehicles	74,529	70,529
Tower and infrastructure	942,579	551,937
Software	17,906	17,906

	2,593,159	2,133,336
Less accumulated depreciation and amortization	(1,417,873)	(1,108,711)

Property and equipment, net	1,175,286	1,024,625

4.            Deposits and Other Assets

Deposits and other assets consisted of the following:

	April 30, 2009 $	July 31, 2008 $

Asset Purchase Agreement deposits	10,000	125,000
Agility Ventures, LLC - operating lease deposits	60,790	-
Other long-term deposits	32,365	24,563
Loan acquisition costs, net	578	1,525

	103,733	151,088

a)   The Company, as part of its growth strategy through acquisitions, enters into Definitive Asset Purchase Agreements to acquire certain assets and assume certain liabilities of businesses that provide wireless broadband services in rural areas of Midwestern, USA. A total of $10,000 (July 31, 2008 - $125,000) of the cash consideration has been paid in the form of non-refundable deposits. See Note 11 for four Definitive Asset Purchase Agreements that closed In February, March and April, 2009. As at April 30, 2009 the Company had one Definitive Asset Purchase Agreement that had not closed.

b)   The Company closed an Agreement with Agility Ventures, LLC to add an additional $1,000,000 Master Lease facility. This new facility is in conjunction with an earlier agreement the companies signed in November of 2006. The Company acquires, either new or as part of asset acquisitions, certain fixed and wireless equipment. Agility, in turn, acquires these assets and leases them back to the Company pursuant to operating equipment leases. Each sale leaseback transaction requires a 10% deposit as additional security for the stream of lease payments. As at April 30, 2009 a total of $60,790 was held by Agility Ventures, LLC as a security deposit.

5.            Acquisition of Assets

Pursuant to Definitive Asset Purchase Agreements the Company acquired the wireless equipment, tower and network infrastructures and customer relationships of ND Wave, Cue Connex, Forepoints Networks and North Central Communications. The Company also acquired the net assets of Rushville Internet Services LLC.

Consideration for these acquisitions was $2,185,332 as follows:

$
Cash	482,200
Cash received in sale leaseback of acquired equipment (Note 10)	(489,368)
Extinguishment of debt	10,000
Vendor notes payable	1,063,800
Assumption of debt	60,945
Capital stock to be issued ((a) below)	557,755
Capital stock issued (1,428,571 common shares at $0.35 per share)	500,000

Total Consideration Paid	2,185,332

The purchase price was allocated as follows:

$
Equipment, net of sale leaseback	245,632
Customer Relationships ((b) below)	1,939,700

Assets Acquired	2,185,332

a)   Capital Stock to be Issued

The amount of common shares to be issued is determined by dividing $557,755 by the per share price of the Company's common stock 60 days after the closing of each agreement. See Subsequent Events Note 12 for the issuance of 545,417 common shares at $0.72 per common share to settle $392,700 of this amount.

b)   The carrying value of customer relationships consists of:

April 30, 2009 $
J
Gross carrying value	1,939,700
Less: accumulated amortization	(28,609)

Customer relationships, net	1,911,091

6.            Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	April 30, 2009 $	July 31, 2008 $

Interest	91,512	80,069
Professional fees	13,647	140,437
Rushville Internet Service, LLC	46,784	17,496
Payroll and severance	2,819	38,788
Other current liabilities	36,205	139,197
Credit cards payable	14,031	40,931

	204,998	456,918

7.            Notes Payable

Notes payable consisted of the following as at April 20, 2009 and July 31, 2008:

	April 30, 2009 $	July 31, 2008 $

Notes payable, due on demand, unsecured and bearing interest at 10% per annum.	-	150,000
Notes payable, due on demand, unsecured and bearing interest at 20% per annum with $60,000 due on June 4, 2009.	220,000	-
Notes payable, related parties, due on demand, unsecured and bearing interest at 8% per annum. A total of $42,564 has been converted to long-term debt on May 1, 2009. Interest at 8% amortized over five years.	48,540	150,000
Notes payable, due on demand, unsecured and bearing interest at 10% per annum. A total of $98,208 has been converted to long-term debt on May 1, 2009. Interest at 8% amortized over four to five years.	106,707	260,000
Vendor Note - unsecured and bearing interest at 7%. Three quarterly payments of $121,667 starting May 26, 2009. The May 26, 2009 payment has been postponed.	365,000	-
Vendor Note - unsecured and bearing interest at 5%. Three quarterly payments of $166,600 starting June 30, 2009.	499,800	-
Vendor Note - unsecured and bearing interest at 5%. Three monthly payments of $23,000 starting May 31, 2009.	69,000	-
Vendor Note - unsecured and bearing interest at 5%. Three quarterly payments of $43,333 starting October 31, 2009.	130,000	-

	1,439,047	560,000

8.            Long-term Debt

Long-term debt consisted of the following as at April 30, 2009 and July 31, 2008:

	April 30, 2009 $	July 31, 2008 $

Note payable, Jay County Development Corporation - non-interest bearing, repayable monthly based on number of subscribers in Jay County, Indiana. Collateralized by certain equipment located in Jay County.	298,411	300,099

Notes payable, Wabash Rural Electric Membership Corp - quarterly payments including interest ranging from $834 to $14,205, interest ranging from 5.70% to 7.45%, due through September 2013, collateralized by certain equipment in Wabash County, Indiana.	520,040	490,040

Note payable, Muncie Industrial Revolving Loan Fund Board - 5% interest rate. Interest only to July 13, 2009. Monthly principal and interest of $4,570 payments start August 13, 2009 and end December 13, 2011, at which time the loan will be reviewed by their Board, collateralized by certain equipment in Muncie and Delaware County, Indiana.	283,741	247,361

Note payable, Star Financial Bank, monthly payments including interest at 8.6%, due November 2008, collateralized by certain equipment	196,654	193,170

Note payable, First Farmers Trust & Bank, monthly payments including variable interest at 4.5% (at April 30, 2009), collateralized by certain equipment purchased in the acquisition of North Central Communications. Final payment due October 27, 2009.	42,208
Note payable, First Farmers Trust & Bank, variable interest at 4.5% (at April 30, 2009), collateralized by certain equipment purchased in the acquisition of North Central Communications. Final payment due April 11, 2011.	18,657	-

Note payable to a company controlled by a senior officer - 8% interest rate per annum. Repayable in 60 monthly instalments of principal and interest of $3,466, unsecured, final payment due June 1, 2014.	170,854	-
Notes payable, monthly payments including interest ranging from 7.0% to 10.0%, unsecured or collateralized by certain equipment, due through March 2009. A total of $195,229 is considered current with monthly principal payments of $16,269.	262,048	83,797

	1,792,693	1,314,467
Less current portion	288,643	575,258

	1,504,050	739,209

9.            Common Stock

On October 21, 2008 the Company increased, by way of a stock dividend, its issued share capital on a 7.7 new for 1 old basis. There were 43,967,007 common shares outstanding after the forward split. As part of a stock dividend the Company also increased its authorized share capital to 1,540,000,000 common shares.

On February 17, 2009, the Company acquired, by way of an Agreement and Plan of Merger, all of the issued and outstanding shares of Omnicity, Incorporated, an Indiana company (See Note 1). The Company issued a total of 23,000,000 post-forward split restricted common shares of the Company to the shareholders of Omnicity, Incorporated for 100% of Omnicity, Incorporated. In addition the Company caused 33,880,000 founders' post-forward split common shares of the Company to be cancelled leaving 33,087,007 post-forward split common shares issued and outstanding as at February 17, 2009.

On April 29, 2009 the Company issued 1,428,571 common shares of the Company at an agreed fair value of $0.35 per common share, totalling $500,000, for the common share consideration component of the acquisition of tower infrastructures, wireless equipment and customer relationships of ND Wave, Inc.

On May 8, 2009 the Company issued 2,607,387 Units of the Company at $0.35 per unit pursuant to a Unit and Unit for Debt Private Placement that closed on April 15, 2009. A total of $674,810 was received and $237,776 of debt settled pursuant to Unit and Unit for Debt Subscription Agreements. As at April 30, 2009 a total of $809,086 was recorded as Common Stock Subscribed less $16,747 of share issuance costs. Subsequently the Company received a further $103,500 of subscription proceeds for a total of $912,586.

10.          Warrants

Pursuant to the $0.35 Unit Offering disclosed in Note 9 there are 1,303,693 share purchase warrants outstanding. Each whole warrant is exercisable into one common share at $0.50 per share expiring May 8, 2011.

Pursuant to a Master Lease Agreement the Company is required to issue share purchase warrants to give Agility Ventures Fund II warrant coverage equal to 30% of $489,368 paid pursuant to two sale leaseback schedules completed. Agility requires warrant coverage for $146,810 at a 15% discount to the price of the Company's common stock at time of completion of each schedule. Prior to issuing the warrants the Company has recorded $146,810 as a derivative liability and financing expense. The Company will issue share purchase warrants to purchase up to 262,483 common shares of the Company. These warrants will be exercisable at $.51 per common share as to 77,569 warrants and at $0.58 per common share as to 184,914 warrants. These warrants will expire in 2019.

In addition, pursuant to a December 1, 2006 Master Lease Agreement with Agility Ventures Fund, the Company received $233,333 pursuant to a sale leaseback arrangement and is to receive $70,000 of warrant coverage. The Company will issue 155,556 warrants exercisable at $0.45 per common share expiring in 2011 to settle this derivative liability. This derivative liability was not recorded for the period ended January 31, 2007 and therefore the Company has restated its comparative periods presented to increase liabilities and deficit as at July 31, 2007 and 2008 by $70,000.

11.          Lease Obligations

The Company leases towers and equipment in various counties in Indiana under arrangements accounted for as operating leases. Lease expense is recognized on a straight-line basis. Rental expense under operating leases was approximately $ for the nine months ended April 30, 2009.

Pursuant to the Master Lease Agreement disclosed in Note 4 (b) the Company has received $489,368 pursuant to two sale leaseback schedules completed with Agility Ventures, LLC. These sale leaseback arrangements are treated as operating leases and repaid over a 36 month period.

Future minimum lease payments for the wireless equipment and towers acquired under non-cancellable capital and operating leases with initial terms of more than one year are as follows:

Twelve months ending April 30,	Capital	Operating
	$	$

2010	58,001	345,305
2011	39,062	333,825
2012	16,156	295,185
2013	10,197	237,307
	-	236,575
Thereafter	-	301,597

Total minimum lease payments	123,416	1,749,794

Less amounts representing interest	14,514

Present value of net minimum lease payments	108,902
Less current portion	47,785

Long-term capital lease obligations	61,117

12.          Subsequent Events

Subsequent to April 30, 2009 the Company has:

a)   entered into an agreement with Onyx Consulting Group, LLC ("Onyx") to manage all aspects of the Company's investor and media relations program. The Company paid a fee to Onyx in the amount of $40,000 for the period June 10, 2009 to September 10, 2009 and issued, on May 26, 2009, 350,000 restricted common shares of the Company;

b)   received $103,500 in subscriptions proceeds pursuant to its $0.35 per Unit private placement. See Note 9;

c)   issued 545,417 common shares pursuant to an Asset Purchase Agreement and a commitment as at April 30, 2009 to issue common shares to settle $392,700 of the purchase price. See Note 4.

Item 1 - Financial Statements of Omnicity Incorporated as at and for the six months ended January 31, 2009 and 2008

Omnicity, Incorporated
Balance Sheets
(Unaudited)
	January 31, 2009 $	October 31, 2008 $
	$	$
Assets

Current Assets:
Cash	16,089	-
Accounts receivable	54,247	54,655
Other receivable	10,000	10,000
Prepaid expenses and deposits	3,900	2,353

Total Current Assets	84,236	67,008

Property and Equipment	944,033	1,024,625
Deposits and Other Assets	174,136	151,088

Total Assets	1,202,405	1,242,721

Liabilities and Stockholders' Deficit

Current Liabilities:
Amount due bank	-	909
Accounts payable	963,581	539,450
Accrued expenses and other liabilities	383,517	456,918
Notes payable	468,520	560,000
Current portion of long-term debt	61,067	575,258
Current portion of capital lease obligations	46,128	11,874
Due to subscribers	85,000	-
Derivative liability	109,560	70,000
Reserve for customer credits	20,000	20,000
Deferred revenue	42,000	42,000

Total Current Liabilities	2,179,373	2,276,409

Capital Lease Obligations	72,306	43,465
Long-term Debt	1,256,303	739,209

Total Liabilities	3,507,982	3,059,083

Nature of Operations and Continuance of Business
Commitments

Stockholders' Deficit:

Common Stock	4,062,002	3,383,487
Deficit	(6,367,579)	(5,199,849)

Total Stockholders' Deficit	(2,305,577)	(1,816,362)

Total Liabilities and Stockholders' Deficit	1,202,405	1,242,721

Omnicity, Incorporated
Statements of Operations
(Unaudited)

	Three Months Ended January 31, 2009 $	Three Months Ended January 31, 2008 $	Six Months Ended January 31, 2009 $	Six Months Ended January 31, 2008 $

Sales, net	290,784	243,204	608,929	484,661

Expenses:
Service costs	7,556	15,549	12,740	30,044
Plant and signal delivery	171,269	143,832	360,090	263,886
Marketing and sales	4,387	4,338	5,148	11,092
General and administration	147,579	78,181	280,797	189,189
Salaries and benefits	276,184	90,600	528,500	174,732

Total expenses	606,975	332,500	1,187,275	668,943

Loss from operations	(316,191)	(89,296)	(578,346)	(184,282)

Other income (expenses):
Stock based compensation	(289,629)	-	(289,629)	-
Forgiveness of interest and other income	15,951	24,571	16,695	59,136
Depreciation and amortization	(103,773)	(87,260)	(208,399)	(171,898)
Financing expense	(39,560)	-	(39,560)	-
Interest expense	(31,272)	(40,887)	(68,491)	(81,981)

Total other income (expenses)	(448,283)	(103,576)	(589,384)	(194,743)

Net loss	(764,474)	(192,872)	(1,167,730)	(379,025)

Omnicity, Incorporated
Statement of Changes in Stockholders' Deficit
(Unaudited)

	Common		Accumulated
	Stock	Amount	Deficit	Total
	#	$	$	$

Balance, July 31, 2006	3,353,999	2,575,631	(3,223,319)	(647,688)
Net loss	-	-	(871,897)	(871,897)

Balance, July 31, 2007	3,353,999	2,575,631	(4,095,216)	(1,519,585)
Stock issued to settle debt	1,797,357	682,918	-	682,918
Stock issued in acquisition of net assets	349,999	124,938	-	124,938
Net loss	-	-	(1,034,633)	(1,034,633)

Balance, July 31, 2008	5,501,355	3,383,487	(5,199,849)	(1,816,362)
Stock issued for cash	11,112	5,000	-	5,000
Stock issued for cash	1,429	500	-	500
Stock issued to settle debt	1,087,335	383,386	-	383,386
Stock awards to employees	1,655,009	289,629	-	289,629
Net loss	-	-	(1,167,730)	(1,167,730)

Balance, January 31, 2009	8,256,240	4,062,002	(6,367,579)	(2,305,577)

Omnicity, Incorporated
Statements of Cash Flows
(Unaudited)

	Six Months ended January 31, 2009 $	Six Months ended January 31, 2008 $
Cash flows from (to) operating activities:
Net loss	(1,167,730)	(379,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208,399	171,898
Stock based compensation	289,629	-
Financing expense	39,560	-
Expenses settled through common stock subscriptions	16,020	19,641
(Increase) decrease in:
Accounts and other receivable	408	16,680
Prepaid expenses	(1,547)	740
Increase (decrease) in:
Advances from related party	19,905	-
Accounts and other payable and amount due bank	423,438	(21,407)
Accrued expenses and other accrued liabilities	(77,420)	228,023
Deferred revenue	-	(4,050)

Net cash used in operating activities	(269,243)	32,500

Cash flows to investing activities:
Cash received in asset acquisition agreements	-	931
(Increase) decrease in deposits	(21,005)	(19,410)
Proceeds from sale leaseback of property and equipment	131,868	-
Acquisition of property and equipment	(252,541)	(6,848)

Net cash used in investing activities	(141,678)	(25,327)

Cash flows from (to) financing activities:
Proceeds from short-term notes	260,000	19,164
Repayment of short-term notes	-	-
Repayment of bank borrowings	(909)	(4,343)
Proceeds from long-term debt	80,000	-
Repayment of long-term debt	(2,000)	(661)
Capital lease obligations repaid	(20,486)	(4,350)
Proceeds from issuance of common stock	5,500	-
Proceeds from common stock subscriptions	85,000	-

Net cash provided by financing activities	993,067	9,810

Increase in cash and cash equivalents	70,009	16,983
Cash and cash equivalents, beginning of year	-	-

Cash and cash equivalents, end of period	70,009	16,983

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

General

We were incorporated under the laws of the State of Nevada on October 12, 2006 under the name "Bear River Resources Inc." On October 21, 2008, we effected a forward split of our shares of common stock on the basis of 7.7 new shares of our common stock for each one share of common stock outstanding on that date and increased our authorized share capital from 200,000,000 shares of common stock to 1,540,000,000 shares of common stock. Also on October 21, 2008, in contemplation of the acquisition of Omnicity, Incorporated ("Omnicity Indiana"), we merged with our wholly-owned subsidiary incorporated under the laws of the State of Nevada, and changed our name to "Omnicity Corp.".

Our principal office and registered and records office is located at 720 N. Range Line Road, Carmel, Indiana, U.S.A., 46032, Tel: (317) 818-0023; Fax: (317) 818-0029. Our operations are located at 201 North Main Street, Suite 200, Rushville, Indiana, U.S.A., 46173, Tel: (866) 586-1518; Fax: (866) 567-3897.

Our Prior Business

Up to July 29, 2008, we were an exploration stage company engaged in the acquisition and exploration of mineral properties. On November 22, 2006, we acquired a 100% interest in the Redoubt 1 and Redoubt 2 mineral claims (the "Property" or "Claims") covering approximately 1,000 hectares located in the Stewart Mining Division in the Province of British Columbia, Canada, from Silver Grail Resources Ltd. and Teuton Resources Corp. in consideration for CDN$10,000. The claims were registered in the name of the Company on August 16, 2007. On October 15, 2007, the Company advanced CDN$15,000 to its geologist to conduct an exploratory work program on the claims, which was conducted in November, 2007. The Company received a geologist report on February 6, 2008, the results of which were not as expected, and the Company re-evaluated proceeding with a Phase 2 work program, which would cost CDN$15,000. Given the prospects, management determined to allow the claims to lapse on July 29, 2008.

Please see our annual report on Form 10-KSB for the year ended June 30, 2008 for more information relating to our business prior to the acquisition of Omnicity Indiana.

The Omnicity Indiana Acquisition

On February 16, 2009, we closed the acquisition (the "Acquisition") of Omnicity Indiana, effected by way of merger pursuant to an Agreement and Plan of Merger (the "Agreement"), dated December 29, 2008, among Omnicity Corp., Omnicity Indiana, and MergerSub, our wholly-owned subsidiary incorporated under the laws of the State of Indiana in connection with the Acquisition ("MergerSub").

Omnicity Indiana was a private company incorporated under the laws of the State of Indiana pursuant to the Indiana Business Corporation Law on August 14, 2003 under the name "Omnicity, Incorporated". In August 2003, Omnicity Indiana began acquiring the rights to and constructing wireless internet service sites in Indiana. In September 2003, Omnicity Indiana acquired the assets of the Circle City Wireless Division of Hi-Tech Business Machines, LLC in exchange for common stock of Omnicity Indiana.

The merger was effective on February 17, 2009 and time at which the merger became effective is referred to herein as the "Effective Time". At the Effective Time, MergerSub merged with and into Omnicity Indiana, pursuant to which the identity and separate corporate existence of MergerSub ceased and Omnicity Indiana became the surviving corporation in the merger (the "Surviving Corporation") and a wholly-owned subsidiary of the Company.

Omnicity Indiana convened a special meeting of its shareholders on January 17, 2009 to obtain approval of the adoption of the Agreement, the Acquisition and all other transactions contemplated thereby (the "Special Meeting"). At the Special Meeting, Omnicity Indiana obtained the required approvals of the holders of a majority of its common shares.

Under the terms of the Agreement, at closing, (i) all of the issued and outstanding Omnicity Indiana shares, totalling 8,256,240, were converted and exchanged for 23,000,000 shares of the Company, or 2.7858 common shares of the Company for each Omnicity Indiana share held; each common share issued had a deemed fair value of $0.35 per share, in accordance with the procedures set out in the Agreement, (ii) each share of Omnicity Indiana issued and outstanding immediately prior to the Effective Time and owned by Omnicity Corp. or MergerSub was cancelled and extinguished without any conversion thereof and no payment was made with respect thereto, and (iii) all issued and outstanding shares of common stock of MergerSub held by Omnicity Corp. immediately prior to the Effective Time were converted into and became one validly issued, fully paid and non-assessable share of common stock of Omnicity Indiana.

Pursuant to the terms of the Agreement on and after the Effective Time, (i) until surrendered for exchange, each outstanding share certificate representing shares of Omnicity Indiana's common stock (except for shares cancelled pursuant to the provisions of the Agreement) are deemed to evidence ownership of and represent the number of shares of the Company into which such Omnicity Indiana common shares shall convert pursuant to the Agreement, and (ii) each holder of such outstanding certificates representing shares of Omnicity Indiana's common stock are entitled to vote on any matters on which the holders of record of the Company's common shares having voting rights are entitled to vote.

At closing, (i) all the property, rights, privileges, powers and franchises of Omnicity Indiana and MergerSub vested in the Surviving Corporation, and all debts, liabilities and duties of Omnicity Indiana and MergerSub became the debts, liabilities and duties of the Surviving Corporation, (ii) the articles of incorporation of MergerSub became the articles of incorporation of the Surviving Corporation, (iii) the bylaws of MergerSub became the bylaws of the Surviving Corporation, and (v) the name of the Surviving Corporation became "Omnicity, Incorporated".

The closing of the Acquisition represented a change in control of our Company. For accounting purposes, this change in control constitutes a re-capitalization of the Company, and the acquisition has been accounted for as a reverse merger whereby we, as the legal acquirer, are treated as the acquired entity, and Omnicity Indiana, as the legal subsidiary, is treated as the acquiring company with the continuing operations.

Our Current Business

Overview

As a consequence of our Company's acquisition of Omnicity Indiana, our business is now focused on the development and operation of wireless broadband systems to residential and commercial customers in small and rural markets in the Midwestern United States. Our target market is rural and small market homes in the United States that are unserved or underserved by large broadband providers. These homes are served, on a fragmented basis, by small local underfunded and undermanned Wireless Internet Service Providers ("WISPs").

WISP Industry Overview

In the United States today, there are several thousand WISPs operating in the licensed and unlicensed spectrum. These operators are predominately using unlicensed 900MHz and 2.4GHz for the transmission of their services. WISPs predominantly serve rural and small market environments where cable and digital subscriber lines are not available, or provide dial-up speeds only. Worldwide interoperability for microwave access or WiMax, which is a telecommunications technology that provides for the wireless transmission of data using a variety of transmission modes, is expected to become mainstream in the near future, and is expected to bring with it changes to the marketplace by increasing the amount of interoperable equipment on the market and making mobile data transmission feasible on a highly commercialized scale, thus increasing the utility of such networks in rural environments.

Most WISPs in the United States are small companies with less than 2000 residential customers. We estimate that less than 3% of WISPs have more than 2000 customers. Of those WISPs under 2000 subscribers, most are residentially focused and have located their transmission facilities on a variety of vertical assets, including tall buildings, schools, grain elevators, or towers. We believe that many of the smaller WISPs are candidates for acquisition due to the resources needed to develop their businesses.

Wireless broadband service products are transmitted through the air via microwave frequencies to a small receiving antenna at each subscriber's location, which generally requires a direct "line of sight" from the transmission facility to the subscriber's receiving antenna. Traditional hard wire systems also transmit signals from a transmission facility, but deliver the signal to a subscriber's location through an extensive network of coaxial cable, fiber, and amplifiers. Since wireless systems do not require such an extensive network, wireless operators such as our Company can provide subscribers with a high quality and reliable service resulting in fewer transmission disruptions at a significantly lower system capital cost per installed subscriber than hard wire systems. In addition, operating costs of wireless systems are generally lower than those of comparable traditional hard-wire systems due to lower network maintenance and depreciation expense. Because of lower capital costs and operating costs per subscriber, wireless operators are generally able to charge less than traditional hard-wire operators for comparable products and services.

Description of Business

We develop, own and operate wireless broadband systems providing services to residential and commercial customers in small and rural markets in the Midwestern United States. Our focus is on a base of broadband subscribers in the unserved and underserved rural and small market segment of the U.S.

We partner with Rural Electric Membership Cooperatives ("REMCs"), municipalities, and other governmental entities to provide broadband services to REMC member users and to provide services for municipalities and governmental agencies such as meter reading, mobile broadband for emergency vehicles, police and fire, and their local area networks. We have also formed an exclusive partnership with Service Concepts, a rural electric cooperative service organization that is owned by 29 Indiana REMCs and that serves more than 300 of the 800 REMCs throughout the United States. Service Concepts is the main marketing arm for those REMCs and serves more than 603,000 households and businesses in Indiana. Much of our recent business has been through marketing and local funding partnerships with REMCs. REMC member electric cooperatives are located in 80% of the nation's counties and are the largest electric utility network in the United States, having over 40 million member-owners.

Our customer base is made of many individual and business subscribers in various regions throughout Indiana. We are not dependent on any one customer.

Acquisitions Completed during the quarter ended April 30, 2009

During the quarter ended April 30, 2009 Omnicity Indiana completed four asset purchase agreements with four wireless operators: NDWave, Inc; Cue Connex, Forepoint Networks Inc; and North Central Communications, Inc. in consideration for cash, short-term notes, and common shares of Omnicity Corp.. Omnicity Indiana

Pursuant to the closed Definitive Asset Purchase Agreements the Company acquired the wireless equipment, tower and network infrastructures and customer relationships of ND Wave, Cue Connex, Forepoints Networks and North Central Communications.

Consideration for these acquisitions was $2,185,332 as follows:

$
Cash	482,200
Cash received in sale leaseback of acquired equipment (Note 10)	(489,368)
Extinguishment of debt	10,000
Vendor notes payable	1,063,800
Assumption of debt	60,945
Capital stock to be issued ((a) below)	557,755
Capital stock issued (1,428,571 common shares at $0.35 per share)	500,000

Total Consideration Paid	2,185,332

The purchase price was allocated as follows:

$
Equipment, net of sale leaseback	245,632
Customer Relationships ((b) below)	1,939,700

Assets Acquired	2,185,332

a)   Capital Stock to be Issued

The amount of common shares to be issued is determined by dividing $557,755 by the per share price of the Company's common stock 60 days after the closing of each agreement.

b)   The carrying value of customer relationships consists of:

April 30, 2009 $
J
Gross carrying value	1,939,700
Less: accumulated amortization	(28,609)

Customer relationships, net	1,911,091

These four asset acquisition agreements are profiled below:

These acquisitions combined to add coverage of approximately 79,000 additional homes seen from towers and available for service, approximately 35,000 of which are not served or underserved by other high-speed internet and broadband providers (dial-up or slower speeds or no internet). These systems added approximately 3,200 subscribers to our subscriber base which, with organic growth, now totals in excess of 6,000 subscribers.

NDWave, Inc. ("NDWave") is located in north central Indiana and currently serves approximately 1,480 customers. This acquisition would give us the ability to add redundancy to our existing systems through NDWave's fiber and wireless connections. The two networks complement each other with very little overlap between tower sites. The equipment being used in the NDWave network is cost effective and efficient.

ForePoint Networks ("ForePoint") is located in Lafayette, Indiana and complements the northern portion of the Tipmont REMC area. ForePoint has a base of approximately 890 customers and its network has fiber connectivity into its data center and uses the same tower and CPE equipment as NDWave. Their staff includes three installers and one sales support team member and contracts out their network engineer. Being located in the heart of Purdue University provides for qualified tech support staff and call center staff. There is very little overlap between ForePoint's network and the existing system coverage.

North Central Communications Inc. ("NCC") would complement our Wabash REMC partner and give us a local sales, support and installation team. NCC coverage is immediately to the west and south of the Wabash REMC coverage area and to the north of the NDWave coverage area. They cover parts of six counties with approximately 620 customers on their network. The NCC staff includes a high level network/applications programmer, two outside tech support, billing support and an office manager.

Asset Purchase Agreement Pending:

Mooreland Wireless ("Mooreland") is located in the east central portion of Indiana. Its current coverage area includes Hagerstown, Muncie, Jay County and Rush county, Indiana. Mooreland's founder would continue on with us and provide regional field service support. Mooreland would bring several key tower locations and 160 existing residential and business customers.

Systems Operations

We use standards-based wireless equipment for license-exempt spectrum. We are evolving our technology and spectrum strategy as it becomes more opportune and cost effective to utilize licensed spectrum and related equipment. We have migrated to the next generation of 900MHz and 2.4GHz equipment and are realizing construction and installation cost reductions and performance enhancements. We deploy our distribution networks by installing this latest generation equipment collocated on cellular and other commercial towers, municipally or privately owned structures, and tall silos or rooftops. To that end, the Federal Communications Commission recently granted NDWave a 3.65MHz national license. Omnicity Indiana had applied for this license, however, with the pending acquisition of NDWave, this license will not be pursued. Backhaul is provided via point-to-point and/or fiber connection through favorable agreements with such entities as Time Warner Telecom and WVFiber. The broad availability of the network and customer premise equipment, coupled with our standardized process for building a market, allows us to launch services in a market typically within 3 months of beginning the network planning and construction.

We have a portfolio of transmission rights in six small to mid-size WISP markets located to date principally in the State of Indiana. These markets represent approximately 225,000 households, approximately 95,000 of which we believe can be served by line-of-sight transmissions and of which approximately 35,000 are unpassed or underserved by traditional wired broadband service providers.

Our business is scalable and uses industry standard equipment. We believe this allows for efficient use of capital and low overhead. The use of centralized billing and subscriber management and service systems further improves the operating efficiencies of the consolidated businesses.

Cost Factors

Traditional hard-wire systems typically cost significantly more to build than wireless systems. Hardwire systems must install a network of cable and amplifiers in order to deliver signals to their subscribers. This considerable cost is not incurred by wireless operators and is only partially offset by the cost a wireless operator incurs to purchase and install the wireless radios and related equipment necessary for each subscriber's location. These lower system development costs typically result in lower debt burdens per subscriber for wireless operators as compared to comparably sized traditional hard wire systems.

The system operating costs for wireless systems also are generally lower than those for comparable hard-wire systems. This is attributable to lower system network maintenance and depreciation expense.

We anticipate that each additional wireless subscriber will require an incremental capital expenditure by us. This amount consists of material and installation labor and overhead charges. These per subscriber capital costs will not be incurred until a subscriber has been added and is about to generate revenue for us and will be offset in part by installation fees paid by the subscriber at the time of installation.

Business Strategy

Our primary business strategy is to develop or acquire, own and operate wireless internet systems in markets in which we believe we can achieve positive cash flow and operating income in a particular market after system launch and then to expand such systems with the objective of maintaining profitability. We execute our strategy by acquiring or building operations in small to mid-size markets with a significant number of households not effectively served by traditional hard-wire broadband service. These markets typically have terrain and other conditions conducive to wireless transmissions. We believe that traditional hard-wire operators in these markets are less likely to compete cost effectively for our target subscriber base. In the 20 largest hard-wire markets in the Unites States, only approximately 2% of all households in those markets are unpassed by hard wire providers. However, in markets in which we currently have transmission rights, we estimate that approximately 85% of all line-of-sight households are unpassed by hard wire providers or, if they are passed, not provided with high speed internet or VOIP service. Our strategy allows it to contain system launch costs because we can launch our service rapidly and using low power transmission equipment. Once a system achieves profitability, we expand the system, increase transmission power and frequency and continue to add subscribers by offering additional levels of service.

Employees

As of April 30, 2009, we had a total of 36 full time employees. None of our employees is subject to a collective bargaining agreement. We have experienced no work stoppages and believe that we have good relations with our employees. We also utilize the services of independent contractors to build and install our wireless systems and market our services.

Subsidiaries

We own 100% of Omnicity, Incorporated, a company organized under the laws of the State of Indiana.

Plan of Operations

Our business plan is to be a rural wireless internet service provider in the United States through a consolidation strategy and organic growth of all acquired business units and to partner with REMCs and local governments for nationwide marketing. We also plan to partner with regional and national telecommunication companies for the delivery of voice services and complete negotiations and logistics of DirecTV resell agreements. We further plan to partner with local governments to provide essential services, including mobile internet for emergency mobile communications, fire and police and to establish new utility applications such as automated meter reading.

We plan to bring WISP based services to rural America through three distinct market channels: (1) REMC partnerships, (2) strategic acquisitions, (3) local government and private enterprise partnerships.

Utilizing our relationship with the REMCs and "value added" institutional services and facilities we provide for municipalities and local governments, we plan to organize and consolidate within the rural broadband market initially in Indiana and then in the Midwestern United States and ultimately nationwide. Collaborations with both the REMCs and municipalities may act as effective barriers for competition and provide additional sources of revenue and customer service for both the REMCs and municipalities as well as income and cash flow for our company. The bundling of broadband services, including internet, voice, and video, in partnership with rural electric and/or municipal services provides an opportunity to imbed, cross promote, and extend services in collaboration with these institutional providers.

Our plan of operations for the next fifteen months through our fiscal year ending July 31, 2010 is to:

  complete and fold in asset purchases with WISP operators and expand our network into all of Midwest USA;

  develop and expand, through organic growth, the subscriber base through our sales and marketing program;

  reach operationally cash flow positive and build a liquidity floor under operations of $100,000 minimum by our fiscal year end of July 31, 2009;

  complete debt and equity offerings of $5m by September 30, 2009;

  build a current ratio of 2:1 within 6 months;

  continue to partner with Rural Electric Membership Cooperatives "REMCs", local and State governments, Rural Telcos and Original Equipment Manufacturers "OEMs" to efficiently and cost effectively expand our network across rural America;

  develop and expand our service offerings to become a total broadband solution including VOIP and IPTV; and

  complete a further equity offering, in stages, of $10m by July 31, 2010;

The Company expects it will have to raise further capital subsequently to continue to pursue its plan of operations. The Company will continue to seek traditional cash flow financing and additional asset backed financing. In order to accelerate its growth rate and to finance general corporate activities and the launch or build-out of additional systems, the Company may supplement its existing sources of funds with financing arrangements at the operating system level or through additional borrowings, the sale of additional debt or equity securities, joint ventures or other arrangements. As a further capital resource, the Company may sell or lease certain wireless rights or assets from its portfolio as appropriate opportunities become available. However, there can be no assurance that we will be able to obtain any additional financing, on acceptable terms or at all.

We estimate that approximately $1,000,000 will be required to July 31, 2009, and approximately $6,000,000 in fiscal 2010 to finance the expansion of, and the addition of subscribers to our existing and to be acquired systems and to finance the acquisition of additional transmission rights, the purchase and installation of transmission equipment, the cost of installation equipment and labor, overhead costs (including the addition of office and warehouse space and personnel) and marketing expenses expected to be incurred in connection with the launch of additional wireless subscribers in 2009 and 2010 from the existing system, and the planned acquisition markets.

Current Financing Arrangements

  Subordinated Debenture - to raise up to $2,000,000 ($1,000,000 for Indiana residents) by issuing 8% 5 year Subordinated Debenture with interest paid quarterly;

  Equity Private Placement - to raise up to $2,000,000 at $0.60 per share pursuant to a private placement being sold to accredited investors;

  Equipment Leasing Arrangement - Master Lease Agreement with Agility Leasing for a $1,000,000 equipment leasing facility. This facility will be used to help finance customer premise equipment needs for 2009 and 2010. The Company has used $727,368 of this leasing facility. The Company is in discussions to increase this Master Lease Agreement;

  Private Investment Public Entity ("PIPE") - we have signed an engagement letter with Bowen Advisors, Inc. out of Boston to assist us in raising up to $10,000,000 in stages over the next fifteen months with the first stage being $2,500,000.

Results of Operations

The following table sets forth certain financial information relating to the Company for the periods indicated. The financial information presented is derived from the unaudited financial statements included elsewhere herein. The following discussion should be read in conjunction with the financial statements (including the notes thereto) included elsewhere in this Report and the description of our business above.

Nine Months Ended April 30, 2009 compared to Nine Months Ended April 30, 2008

	Three Months Ended April 30, 2009 $	Three Months Ended April 30, 2008 $	Nine Months Ended April 30, 2009 $	Nine Months Ended April 30, 2008 $

Sales, net	444,121	243,483	1,077,993	728,144

Expenses:
Service costs	8,399	14,259	21,139	44,303
Plant and signal delivery	245,190	143,413	630,222	407,299
Marketing and sales	21,372	9,363	27,227	20,455
General and administration	226,142	142,345	489,538	331,534
Salaries and benefits	345,829	113,061	874,330	287,793

Total expenses	846,932	422,441	2,042,456	1,091,384

Loss from operations	(402,811)	(178,958)	(912,678)	(363,240)

Other income (expenses):
Stock based compensation	-	-	(289,629)	-
Forgiveness of interest	-	52,281	-	111,417
Depreciation and amortization	(132,381)	(91,753)	(340,780)	(260,978)
Interest expense	(64,232)	(86,207)	(132,723)	(168,188)
Financing expense	(107,250)	-	(146,810)	-

Total other income (expenses)	(303,863)	(125,679)	(909,942)	(317,749)

Net loss	(706,674)	(304,637)	(1,874,405)	(680,989)

Net loss per share - 33,095,000 issued and outstanding for each reporting period	(0.02)	(0.01)	(0.06)	(0.02)

Revenues

The Company's first set of systems was launched in March of 2004 and the Company had no revenues prior to 2004. The Company's total revenues for the nine months ended April 30, 2009 were $1,078,000 compared to $728,000 in prior period of 2008. This increase reflected an increase in recurring service revenue and an increase in consulting and management fees. The numbers of subscribers increased from 2,000 to just under 6,000 by virtue of acquisitions at the very end of the nine month period ended April 30, 2009. For the first seven months of each, subscriber counts were approximately the same for both periods. Although the Company receives web hosting fees, modem sales and late fees, this is less than 4% of total revenue. The primary revenue is from the provision of internet service, which increased by 27.2% over the same period from $668,000 to $854,000. The Company also earned $190,000 in management and consulting fees during the nine month period ended April 30, 2009 with no comparative category in the prior period of 2008.

Operational Expenses

System Operations include service costs and costs of services provided and operating expenses. Costs of services provided include the purchase of transmission and signal delivery equipment and the costs of customer premise installations and tower and facilities installations. Operating expenses include all plant and signal delivery costs, and all selling, marketing, general and administrative costs.

Costs of services provided increased from $470,000 the nine months ended April 30, 2008 to $675,000 in the nine months ended April 30, 2009, reflecting an increase in communications costs of $33,000 and an increase in tower rental and equipment leases of $83,000.

Operating expenses rose from $1,081,000 in the nine months ended April 30, 2008 to $1,959,000 in the nine months ended April 30, 2009. This overall increase in operating expense was driven primarily by increases in payroll expenditures ($247,000 in the 2008 period versus $710,000 in the 2009 period) and expenditures for professional fees ($22,000 in the 2008 period versus $137,000 in the 2009 period) both increases were related directly to preparation for the public transaction and the growth plan for 2009. All other operating expenses were comparative.

Depreciation and Amortization

Depreciation and amortization increased from $261,000 in the nine months ended April 30, 2008 to $341,000 in the nine months ended April 30, 2009 as a function of adding transmission and signal delivery equipment on new towers leased and other operating capital assets purchased during the nine months ended April 30, 2009.

Other Income and Expense

Other income and expenses is made up of interest expenses which decreased from $168,000 in the nine months ended April 30, 2008 to $130,000 in the nine months ended April 30, 2009. This decrease is a result of interest bearing short-term notes retired during the nine months ended April 30, 2009.

Net Loss

The net loss for the nine months ended April 30, 2009 increased by $954,000 to $1,635,000 compared to $681,000 in the prior period of 2008. This increase in loss was due to increases in infrastructure items associated with the APO transaction and infrastructure put in place for the planned future growth totalling a $792,000 increase. Also, depreciation increased by $80,000 systems operations costs increased by $571,000.

Liquidity and Capital Resources
	April 30, 2009 $	July 31, 2009 $
Cash	70,009	-
Working Capital (Deficiency)	(2,952,453)	(2,209,401)
Total Assets	3,364,326	1,242,721
Total Liabilities	4,691,836	3,059,083
Stockholders Equity (Deficit)	(1,327,510)	(1,816,362)

Liquidity Overview

We completed our going public transaction on February 17, 2009. Since then, the Company's acquisition and transition teams have acquired and folded in four WISP's tripling the Company's subscriber base from 2,000, with a $130,000 operational negative cash flow, to over 6,000 and a $24,000 operational negative cash flow.

At April 30, 2009 we had cash of $70,000 with $103,500 of subscriptions deposited in May, 2009. Our payroll is currently $145,000 per month and we now have 36 employees including contractors. We manage our cash in a very strict manner with a daily, weekly and multi-weekly cash forecast prepared by our controller and circulated to the four senior officers for their review, discussion and direction. Our creditors have been paid down, paid off, converted into equity or converted into long-term debt.

Cash to Operating Activities

During the nine months ended April 30, 2009, operating activities used cash of $774,000. Our loss for nine months was $1,874,000 which included non-cash items: A non-cash financing expense of $147,000, depreciation and amortization of $341,000, stock based compensation of $290,000 and expenses paid by issuing equity and notes totaling $38,000 reduced this loss, on a cash basis to $1,059,000. Our accounts receivable have increased by $42,000 due to tripling our customer base and that represents negative cash flow. Our expenses were financed by our vendors as to $345,000.

Cash to Investing Activities

The WISP business is a capital intensive business. Since inception, the Company has expended funds to lease or otherwise acquire transmission site rights in various locations and markets, to construct the existing systems and to finance initial operating losses. The Company intends to expand the existing systems and launch additional wireless systems and will require additional funds. The Company estimates that a launch by it of a wireless internet provider system in a typical new tower location will involve the expenditures for wireless internet system transmission equipment and incremental installation costs per subscriber for customer premise equipment. Other launch costs include the cost of securing adequate space for marketing and warehouse facilities, as well as costs related to employees. As a result of these costs, operating losses are likely to be incurred by a system during the start-up period.

During the nine months ended April 30, 2009, investing activities used net cash of $149,000, primarily related to our four acquisitions. We acquired $950,000 of wireless equipment and tower structures during the nine months ended April 30, 2009. We sold, and leased back, wireless equipment totalling $490,000 to Agility Ventures in two sale leaseback transactions. We also financed $265,000 of equipment purchases through vendor notes for a net cash investment of $195,000. We paid operating lease deposits to Agility Leasing of $61,000 and used deposits of $115,000 paid in fiscal 2008 to complete the four asset purchase agreements. We acquired customer relationships (subscribers) at a cost of $1,940,000. These customers were acquired without a cash outlay. To acquire these customer relationships we issued $500,000 in common stock, $558,000 in common stock to be issued, $61,000 assumption of debt and $821,000 in vendor notes. From a non-financial viewpoint the Company has also invested in systems upgrades, hiring and training of a 36 member workforce, and developing a strategic and operating plan for the next five years. We have invested in going public and in developing our acquisition and transition teams which are not operational functions.

Cash from Financing Activities

During the nine months ended April 30, 2009, financing activities provided cash of $993,000 not including cash of $490,000 received from Agility Ventures in the above mentioned sale leaseback transactions. A total of $571,000 was received from common stock subscriptions, $5,000 from common stock issued, $370,000 from short-term loans and $145,000 from long-term debt. We repaid $33,000 of short-term loans and $19,000 of long-term debt and $32,000 of capital lease obligations. Subsequent to April 30, 2009 we received an additional $103,500 of subscriptions.

Non-cash Financing Activities

Non-cash financing activities during the nine months ended April 30, 2009 included the following:
$
Net liabilities assumed in corporate reorganization	(168,352)
Current liabilities transferred to long-term debt	369,631
Equipment acquired under capital leases	6,800
Conversion of debt and accrued interest into common stock	383,386
Conversion of debt and expenses into common stock subscriptions	237,776
Customer relationships acquired in exchange for assumption of debt	60,945
Customer relationships acquired in exchange for common stock to be issued	557,755
Customer relationships acquired in exchange for common stock	500,000

Off-Balance Sheet Arrangements

As of the date of this current report, Omnicity Indiana does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes of financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Concentration of Business and Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company reviews a customer's credit history before extending credit. There were no individual customers with balances in excess of 10% of the accounts receivable balances at April 30, 2009 or July 31, 2008, and no individual customer generated in excess of 10% of net sales for the nine months ended April 30, 2009 and the year ended July 31, 2008.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation based on estimated useful lives utilizing the straight-line method. In accordance with SFAS No. 51, Financial Reporting by Cable Television Companies ("SFAS No. 51"), the Company capitalizes costs associated with the construction of new transmission facilities. Capitalized construction costs include materials, labor, applicable indirect costs and interest. The Company's methodology for capitalization of internal construction labor and internal and contracted third party installation costs (including materials) utilizes standard costing models based on actual costs. Materials and external labor costs associated with construction activities are capitalized based on amounts invoiced to the Company by third parties.

Computers and wireless equipment also consists of spare electronic equipment and supplies such as radios, antennas, cable, and wire and is stated at the lower of cost (first-in, first-out basis) or market. The spare electronic equipment is maintained to provide replacement parts when and if needed in a short time period to provide minimal service disruption to customers in the event of a parts failure.

Improvements that extend asset lives are capitalized and other repairs and maintenance costs are expensed as incurred. Estimated useful lives for property and equipment are as follows:

Description	Life

Computer and wireless equipment	3 years
Tower and infrastructure	5 years
Furniture and fixtures	7 years
Auto and trucks	5 years
Software	3 years

The Company periodically evaluates the useful lives of its property and equipment. The Company's property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net undiscounted cash flows expected to be generated by the related assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying amount exceeds the fair market value of the assets. No impairment was recorded at April 30, 2009 or July 31, 2008.

Customer relationships

Customer relationships represent the value attributed to customer relationships acquired in business combinations and are amortized over a 7-year period.

Long-lived Assets

Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), the Company evaluates property and equipment and amortizable intangible assets for impairment whenever current events and circumstances indicate the carrying amounts may not be recoverable. The evaluation of long-lived assets for impairment requires a high degree of judgment and involves the use of significant estimates and assumptions. If the carrying amount is greater than the expected future undiscounted cash flows to be generated, the Company recognizes an impairment loss equal to the excess, if any, of the carrying value over the fair value of the asset. The Company generally measures fair value based upon the present value of estimated future net cash flows of an asset group over its remaining useful life.

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

Deferred Revenue

Deferred revenue represents services billed or collected in advance but unearned.

Revenue Recognition

The Company charges a recurring subscription fee for providing wireless broadband services to its subscribers. Revenue from service is recognized as monthly services are rendered in accordance with individual customer arrangements. Credit risk is managed by disconnecting services to customers whose accounts are delinquent for a specified number of days. Consistent with SFAS No. 51, installation revenue obtained from the connection of subscribers to the system is recognized in the period installation services are provided to the extent of related direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the system. From time to time, the Company enters into barter arrangements whereby it provides certain customers with wireless broadband services in exchange for use of towers and equipment owned by customers.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123(R), Share Based Payment. The Company measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value. On January 2, 2009 the Company issued 1,655,009 Omnicity, Incorporated common shares valued at $289,629 to certain employees as a performance bonus. During the year ended July 31, 2008, the Company issued 85,650 Omnicity, Incorporated common shares valued at $29,978 to certain employees as a performance bonus. There is no stock option plan adopted.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being April 30, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report.

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

Item 2. Unregistered Sales of Equity Securities

In connection with the closing of the Acquisition, we issued 23,000,000 shares of common stock in the capital of our Company to shareholders of Omnicity Indiana. These securities were issued pursuant to Rule 506 of Regulation D under the United States Securities Act of 1933, as amended (the "US Securities Act") to non-accredited and accredited investors (as defined in Rule 501 under Regulation D under the US Securities Act) based upon representations made by the acquirers.

Effective on April 28, 2009, we issued a total of 1,428,571 common shares from treasury to 2 individuals to complete the common share portion to complete an Asset Purchase Agreement dated October 7, 2008 and amended February 26, 2009 at an agreed price of $0.35 per common share. We relied on exemptions from registration under the Securities Act provided by Rule 506 for U.S. accredited investors based on representations and warranties provided by the individuals.

Effective on May 8, 2009, we completed a non-brokered private placement pursuant to which we issued from treasury to 33 subscribers 1,928,029 units at a subscription price of $0.35 per unit for proceeds of $674,810.20. Each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire an additional share of common stock at an exercise price of $0.50 per share until May 8, 2011. We relied on exemptions from registration under the Securities Act provided by (i) Regulation S (with respect to two of the subscribers), and (ii) Rule 506 for U.S. accredited investors (with respect to 19 of the subscribers), and (iii) Rule 506 for non-accredited investors (with respect to 11 of the subscribers) in each case based on representations and warranties provided by the subscribers in their respective subscription agreements entered into between each subscriber and our Company.

Effective on May 8, 2009, we completed a non-brokered units-for-debt private placement pursuant to which we issued from treasury to 8 subscribers 679,358 units at a deemed issuance price of $0.35 per unit in retirement of an aggregate of $237,775.40 of Company debt. Each unit consists of one share of our common stock and one share purchase warrant. The units issued in this units-for-debt offering have the same terms of the units issued in the private placement of units described in the immediately preceding paragraph, that is, each unit consists of one share of common stock and one-half of one share purchase warrant, with each whole warrant entitling the holder to acquire an additional share of common stock at an exercise price of $0.50 per share until May 8, 2011. We relied on exemptions from registration under the Securities Act provided by (i) Rule 506 for U.S. accredited investors (with respect to five of the subscribers), and (ii) Rule 506 for non-accredited investors (with respect to three of the subscribers) in each case based on representations and warranties provided by the subscribers in their respective subscription agreements entered into between each subscriber and our Company.

Effective on April 28, 2009, we issued a total of 1,428,571 common shares from treasury to 2 individuals to complete the common share portion to complete an Asset Purchase Agreement dated October 7, 2008 and amended February 26, 2009 at an agreed price of $0.35 per common share. We relied on exemptions from registration under the Securities Act provided by Rule 506 for U.S. accredited investors based on representations and warranties provided by the individuals.

Effective on May 26, 2009, we issued a total of 350,000 common shares from treasury to a company pursuant to an Investor Relations Consulting Agreement dated May 25, 2006. We relied on exemptions from registration under the Securities Act provided by Rule 506 for U.S. accredited investors based on representations and warranties provided by the company.

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

3.4 (1)	Bylaws
10.1 (3)	Agreement and Plan of Merger among the Company, Omnicity Acquisition Co. and Omnicity, Incorporated dated December 29, 2008
21.1	Subsidiaries of the Company: Omnicity, Indiana, an Indiana corporation wholly owned by our Company
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Financial Officer
32.1	18 U.S.C. Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

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
OMNICITY CORP.
By:	/s/ Richard Beltzhoover Richard Beltzhoover Chairman, Chief Executive Officer and a director (Principal Executive Officer) Date: June 15, 2009

/s/ Donald M. Prest Donald M. Prest Chief Financial Officer and a Director (Principal Financial Officer and Principal Accounting Officer) Date: June 15, 2009

__________