Form 10-K
period 2009-07-31
OMNICITY CORP.
filed 2009-10-23
CIK 1411586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Fiscal Year Ended July 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ________________ to ________________.

                        Commission file number 000-52827

                                 OMNICITY CORP.
             (Exact name of registrant as specified in its charter)

              Nevada                                             98-0512569
   (State or other jurisdiction                               (I.R.S. Employer
of incorporation of organization)                            Identification No.)

807 S State Rd 3, Rushville, Indiana, U.S.A.                       46173
 (Address of Principal Executive Offices)                        (Zip Code)

                                 (317) 903-8178
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 Par Value
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of October 22, 2009 was approximately $10,683,000.

The registrant had 38,517,055 shares of common stock outstanding as of October 23, 2009.

                           FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this annual report under "Risk Factors". These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this annual report. Forward-looking statements in this annual report include, among others, statements regarding:

     *    our capital needs;
     *    business plans; and
     *    expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Some of the risks and assumptions include:

     *    our need for additional financing;
     *    our limited operating history;
     *    our history of operating losses;
     *    the competitive environment in which we operate;
     *    changes in governmental regulation and administrative practices;
     *    our dependence on key personnel;
     *    conflicts of interest of our directors and officers;
     *    our ability to fully implement our business plan;
     *    our ability to effectively manage our growth; and
     *    other regulatory, legislative and judicial developments.

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors discussed under "Risk Factors" in this annual report.

The forward-looking statements in this annual report are made as of the date of this annual report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

                              AVAILABLE INFORMATION

Omnicity Corp. files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC's website at http://www.sec.gov.

                                   REFERENCES

As used in this annual report: (i) the terms "we", "us", "our", "Omnicity" and the "Company" mean Omnicity Corp.; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the United States SECURITIES ACT OF 1933, as amended; (iv) "Exchange Act" refers to the United States SECURITIES EXCHANGE ACT OF 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

                                TABLE OF CONTENTS

ITEM 1.     BUSINESS.........................................................  4

ITEM 1A.    RISK FACTORS..................................................... 12

ITEM 1B.    UNRESOLVED STAFF COMMENTS........................................ 15

ITEM 2.     PROPERTIES....................................................... 15

ITEM 3.     LEGAL PROCEEDINGS................................................ 15

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 15

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES................ 15

ITEM 6.     SELECTED FINANCIAL DATA.......................................... 16

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS........................................ 17

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....... 25

ITEM 8.     FINANCIAL STATEMENTS............................................. 26

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE......................................... 47

ITEM 9A(T). CONTROLS AND PROCEDURES.......................................... 47

ITEM 9B.    OTHER INFORMATION................................................ 48

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE........... 48

ITEM 11.    EXECUTIVE COMPENSATION........................................... 51

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS.................................. 52

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
            INDEPENDENCE..................................................... 53

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES........................... 54

ITEM 15.    EXHIBITS......................................................... 56

                                     PART I

ITEM 1. BUSINESS

NAME, INCORPORATION AND PRINCIPAL OFFICES

We were incorporated under the laws of the State of Nevada on October 12, 2006 under the name "Bear River Resources Inc.". On October 21, 2008, we effected a forward split of our shares of common stock on the basis of 7.7 new shares of our common stock for each one share of common stock outstanding on that date and increased our authorized share capital from 200,000,000 shares of common stock to 1,540,000,000 shares of common stock. Also on October 21, 2008, in contemplation of the acquisition of Omnicity, Incorporated, we merged with our wholly-owned subsidiary incorporated under the laws of the State of Nevada, and changed our name to "Omnicity Corp."

Our principal and operations office and registered and records office is located at 807 S State Rd 3, Rushville, Indiana, U.S.A. Tel: (317) 903-8178; Fax: (866) 567-3897.

OUR PRIOR BUSINESS

Up to July 29, 2008, Omnicity Corp. (formerly Bear River Resources, Inc.) was an exploration stage company engaged in the acquisition and exploration of mineral properties. Omnicity Corp. received a geologist report on February 6, 2008, the results of which were not as expected. Given the prospects, management determined to allow the claims to lapse on July 29, 2008. See Omnicity Corp's (formerly Bear River Resources, Inc.) annual report filed on Form 10-KSB for the year ended June 30, 2008 for more information relating to our business prior to the acquisition of Omnicity, Incorporated.

THE ACQUISITION OF OMNICITY, INCORPORATED

On February 16, 2009, Omnicty Corp. closed the acquisition (the "Acquisition") of Omnicity, Incorporated, effected by way of merger pursuant to an Agreement and Plan of Merger (the "Agreement"), dated December 29, 2008, among Omnicity Corp., Omnicity, Incorporated, and MergerSub, our wholly-owned subsidiary incorporated under the laws of the State of Indiana in connection with the Acquisition ("MergerSub").

Omnicity, Incorporated was a private company incorporated under the laws of the State of Indiana pursuant to the Indiana Business Corporation Law on August 14, 2003. In August 2003, Omnicity, Incorporated began acquiring the rights to and constructing wireless internet service infrastructure in the State of Indiana, USA. In September 2003, Omnicity, Incorporated acquired the assets of the Circle City Wireless Division of Hi-Tech Business Machines, LLC in exchange for common stock of Omnicity, Incorporated.

Omnicity, Incorporated convened a special meeting of its shareholders on January 17, 2009 to obtain approval of the adoption of the Agreement, the Acquisition and all other transactions contemplated thereby (the "Special Meeting"). At the Special Meeting, Omnicity, Incorporated obtained the required approvals of the holders of a majority of its common shares.

The merger was effective on February 17, 2009 and time at which the merger became effective is referred to herein as the "Effective Time". At the Effective Time, MergerSub merged with and into Omnicity, Incorporated, pursuant to which the identity and separate corporate existence of MergerSub ceased and Omnicity, Incorporated became the surviving corporation in the merger (the "Surviving Corporation") and a wholly-owned subsidiary of the Company.

Under the terms of the Agreement, at closing, (i) all of the issued and outstanding Omnicity, Incorporated shares, totaling 8,256,240, were converted and exchanged for 23,000,000 shares of the Company, or 2.7858 common shares of the Company for each Omnicity, Incorporated share held; each common share issued had a deemed fair value of $0.35 per share, in accordance with the procedures set out in the Agreement, (ii) each share of Omnicity, Incorporated issued and outstanding immediately prior to the Effective Time and owned by Omnicity Corp. or MergerSub was cancelled and extinguished without any conversion thereof and no payment was made with respect thereto, and (iii) all issued and outstanding shares of common stock of MergerSub held by Omnicity Corp. immediately prior to the Effective Time were converted into and became one validly issued, fully paid and non-assessable share of common stock of Omnicity, Incorporated.

Pursuant to the terms of the Agreement on and after the Effective Time, (i) until surrendered for exchange, each outstanding share certificate representing shares of Omnicity, Incorporated's common stock (except for shares cancelled pursuant to the provisions of the Agreement) were deemed to evidence ownership of and represent the number of shares of the Company into which such Omnicity, Incorporated common shares shall convert pursuant to the Agreement, and (ii) each holder of such outstanding certificates representing shares of Omnicity, Incorporated's common stock were entitled to vote on any matters on which the holders of record of the Company's common shares having voting rights are entitled to vote.

At closing, (i) all the property, rights, privileges, powers and franchises of Omnicity Incorporated and MergerSub vested in the Surviving Corporation, and all debts, liabilities and duties of Omnicity Incorporated and MergerSub became the debts, liabilities and duties of the Surviving Corporation, (ii) the articles of incorporation of MergerSub became the articles of incorporation of the Surviving Corporation, (iii) the bylaws of MergerSub became the bylaws of the Surviving Corporation, and (v) the name of the Surviving Corporation became "Omnicity, Incorporated".

The closing of the Acquisition represented a change in control of our Company. For accounting purposes, this change in control constituted a re-capitalization of Omnicity, Incorporated, and the acquisition has been accounted for as a reverse merger whereby Omnicity Corp., as the legal acquirer, are treated as the acquired entity, and Omnicity Incorporated, as the legal subsidiary, is treated as the acquiring company with the continuing operations.

Omncity Corp. had a fiscal year end of June 30. Pursuant to a Directors Resolution and 8K filed on March 20, 2009 and amended 8K filed on May 21, 2009, the Company changed its fiscal year end to July 31 to coincide with the fiscal year end of Omnicity, Incorporated, being the accounting acquirer. All reporting periods, starting with April 30, 2009, is filed on a basis consistent with the Company's new fiscal year end of July 31. As a transitional matter, the Company supplied quarterly information for the quarter ended January 31, 2009 in its April 30, 2009 10Q filed on June 15, 2009.

OUR CURRENT BUSINESS

OVERVIEW

Omnicity Corp., through its wholly-owned subsidiary Omnicity, Incorporated, collectively the "Company" or "Omnicity", provides broadband access via wireless and fiber infrastructure to business, government and residential customers in rural markets in the Midwest. Omnicity's strategy is to become a premier broadband and communications services provider in rural and urban cluster markets, beginning in the Midwest and extending nationally. These markets, consisting of over 40 million homes and 500,000 businesses, have been underserved or un-served by existing providers, creating an opening for Omnicity to offer high-speed and broadband-enabled services to customers with pent-up demand, and taking advantage of key industry developments, including:

     * The forecasted increase of demand for broadband and broadband-enabled services, including: web use and social networking; video (TV, movies, and personal video); software-as-a-service (SaaS); and cloud computing;
     * The availability of high-speed 4G Worldwide Interoperability for Microwave Access (WIMAX) equipment;
     * Weakness of existing service providers in Omnicity's target markets, primarily small telephone companies and Wireless Internet Service Providers ("WISPs");
     * A push by the federal government, Congress, and state governments to increase the availability of broadband services in rural and underserved markets, including $7.2 billion in stimulus funds earmarked for rural broadband services.

THE COMPANY'S OPERATING PLAN IS TO GROW BY:

     * Consolidating WISPs in rural and urban cluster markets initially within the Midwestern United States;
     * Developing and expanding, through organic growth, the subscriber base through disciplined sales and marketing programs;
     * Partnering with Rural Electric Membership Cooperatives ("REMCs"), local and state governments, rural telephone companies ("Telcos") and Original Equipment Manufacturers ("OEMs") to efficiently and cost effectively expand its network across rural America;
     * Developing and expanding its service offerings to become a total broadband solution provider, including VOIP, IPTV and Satellite Internet, to increase value and average revenue per subscriber unit
          (ARPU);
     * Completing further debt and equity offerings, in stages, of $15m by July 31, 2010.

DESCRIPTION OF BUSINESS AND BUSINESS STRATEGY

Omnicity's business strategy, as mentioned above, is to become a premier broadband and communications services provider in rural and small urban cluster markets, beginning in the Midwest by: acquiring and consolidating WISPs into regional market clusters; driving organic growth in acquired markets through uniform sales and marketing and product offerings; layering on new services (voice/VoIP, video distribution) that attract additional customers and drive up ARPU; building marketing and sales partnerships with REMCs, local governments, and telcos that can accelerate penetration; and creating and leveraging economies of scale that cannot be easily matched by competitors.

By acquiring existing WISPs, Omnicity believes it can enter new geographies quickly with an established revenue base and build meaningful revenue and market share ahead of competitors, while taking advantage of economies of scale in operations, sales, marketing, and network build-outs. Further, the Company believes that delivering services using wireless technology (both licensed and unlicensed) provides it several competitive advantages, including:

     * Wireless costs about $300 per acquired subscriber making it cost effective in low-density markets where new wired services (fiber, high-speed CATV) cannot be easily justified;
     * Wireless infrastructure can be deployed in about 3 months vs. years for new wired services;
     * Wireless can cover an entire geographic area with high-speed service vs. only structures passed by wired infrastructure.

Generally, the Company plans to target WISPs for acquisition in contiguous areas to create regional market clusters. Due to capital and other constraints, many WISPs have penetrated only a small percentage of homes and businesses that can be serviced by their existing antennas, creating the opportunity for organic growth post acquisition. Using disciplined sales and marketing programs and a uniform product set, Omnicity believes it can increase demand in these markets, while taking advantage of economies of scale, to drive cash flow positive operations.

Currently, Omnicity uses standards-based wireless equipment in the license-exempt 700Mhz, 900MHz, 2.4GHz and 5.8GHz spectrum bands, providing multiple paths to cover subscribers in its markets. The Company deploys its wireless networks by installing antennas on cellular and other commercial towers, and municipally or privately owned structures such as tall silos and rooftops. Customers receive the wireless signal via customer premise equipment
(CPE) that currently costs $180 per unit. The Company is evolving its technology and spectrum strategy as it becomes more opportune and cost effective to utilize licensed spectrum and related equipment.

The Company plans to target multiple customer segments, including: business and healthcare providers (both local and regional/national entities that require bandwidth at multiple locations); local and state government entities; and residential customers. To reach these customers, Omnicity expects to sell through a variety of channels including: direct sales to business and local/state government customers; direct mail and web-based sales to residential customers with affiliate sales through local school systems; agency sales through local retailers; and through marketing partnerships with REMCs and telcos. The Company also plans to undertake marketing programs, such as providing web pages for the communities it serves that feature local content such as news, sports - video broadcasts of high-school football and businesses information. The Company has been providing "hands-on", experiential marketing at community events through its Experiential Marketing Unit ("EMU").

Marketing partnerships with REMCs form a core part of Omnicity's business strategy. REMCs are cooperatives that provide electricity to about 40 million homes and operate in 80% of counties in the U.S. The Company has partnered and expects to partner with many REMCs to provide broadband services to REMC customers, and to provide the REMCs value-added services, such as remote meter reading and fiber construction. To date, Omnicity has formed an exclusive partnership with Service Concepts, a marketing organization that packages products and services for sale by REMCs, to offer Omnicity wireless broadband services to its REMC customers. Service Concepts is owned by 29 Indiana-based REMCs and serves more than 300 of the 800 REMCs located in the United States.

Omnicity also expects to work with municipalities and other governmental entities to provide broadband services in their often under-served communities, and to provide these entities with mobile broadband for emergency vehicles, high-speed networks for government offices, and remote meter reading for municipal-owned utilities. On March 24, 2009, Omnicity announced the installation of a "First Responder" emergency mobile and fixed wireless broadband network in Parker City, Indiana. This network will provide mobile data connections for police vehicles and broadband connectivity to water and sewer systems, and to town-owned buildings. Using this model, Omnicity plans to provide communications infrastructure to small towns and municipalities that can become anchor tenants on its networks.

Finally, Omnicity is currently reviewing the opportunities for accessing and utilizing funds under various Federal, and State broadband stimulus programs and governmental grants.

TARGET MARKET: RURAL AREAS AND URBAN CLUSTERS

The Company expects to target "rural" and small "urban cluster" markets, defined by the U.S. Census Bureau ("Census Bureau") as areas with less than 10,000 people. These markets historically have had fewer service options and competitors than urban and metropolitan areas. Nationally, these markets account for 115.8 million people, about 41% of the total population, according to the U.S. Department of Agriculture, and about 40 million occupied housing units. Within the Midwest, these areas account for about 28 million people, about 44% of the population, and 11 million occupied housing units. Consumer demand for broadband-enabled services (Internet access, telephone services and video services) is estimated to be $17.6 billion per year in Midwest states and $64.1 billion per year in rural and small markets nationally.

While many choices are available to urban and large-cluster market consumers for broadband and advanced services (such as Internet TV, business and SaaS solutions), consumers and businesses in the Company's target market have had limited options for broadband services due to the high cost of building wired networks (copper, fiber, CATV) in sparsely populated areas, and the fragmented service areas of small market telcos and WISPs, which limit the ability of these firms to build scale and access capital. About 30% of consumers are estimated to have no access to broadband services, according to the "Rural Broadband Policy Brief" published by The Rural Policy Research Institute in December 2008. Concerns about the availability of broadband in rural and under-served markets led Congress to direct the Federal Communications Commission (FCC) to create "a comprehensive rural broadband strategy", which the FCC released on May 22, 2009 in a report entitled "Bringing Broadband to Rural America: Report On A Rural Broadband Strategy". In that report, the FCC noted that only about 38% of rural residents have broadband connections at home compared with 57%-60% of urban and suburban residents. Additionally, $7.2 billion was allocated under The American Recovery and Reinvestment Act of 2009 to fund various broadband programs in small and rural markets.

ACQUISITIONS COMPLETED DURING THE YEAR ENDED JULY 31, 2009

The Company initialized its business strategy with the completion of asset purchase agreements with four WISPs through the year ended July 31, 2009 including NDWave, Inc, Forepoints Networks Inc., Cue Connex and North Central Communications, Inc. in consideration for cash, short-term notes, and common shares of Omnicity Corp. as disclosed in the Table below. These four acquisitions added approximately 3,200 subscribers to Omnicity's subscriber base, which, combined with organic growth, totaled approximately 5,200 subscribers as of July 31, 2009. This represents approximately 3% penetration of homes passed by our signal. Including these acquisitions, the Company now has its network infrastructure across over 200 towers and is positioned to offer services to approximately 173,000 homes, over 1/3 of the geography of Indiana. The Company is targeting in excess of a 15% penetration in all its rural markets.

Net consideration for these completed asset acquisitions during the years ended July 31:

                                                                         $
                                                                    ----------
     Cash                                                              482,200
     Cash received in sale leaseback of acquired equipment            (689,368)
     Extinguishment of debt                                             10,000
     Vendor notes payable                                            1,063,800
     Assumption of debt                                                 62,000
     Capital stock to be issued                                        164,000
     Capital stock issued                                              892,700
                                                                    ----------

     Total Consideration Paid                                        1,985,332
                                                                    ==========

The purchase price was allocated as follows:

                                                                         $
                                                                    ----------
     Equipment, net of sale leaseback                                   45,632
     Customers' Relationships                                        1,939,700
                                                                    ----------

     Assets Acquired                                                 1,985,332
                                                                    ==========

The Company also, subsequent to July 31, 2009, completed the acquisition of Rushville Internet Services, LLC ("RIS"). The shareholders of RIS agreed to wind-up RIS and sell RIS's assets to Omnicity for $125,000. The Company will receive their assets, being wireless equipment and tower infrastructures, having a fair value of $68,706 and to settle the inter-company debt of $56,294. All shareholders of RIS accepted to receive restricted common shares of the Company. Subsequent to July 31, 2009 the Company issued 268,818 restricted common shares to the shareholders of RIS at a fair value of $0.465 per common share.

COMPETITION

Traditionally, customers in Omnicity's target markets had four primary options for broadband service, though not all options are available to all customers, and about 30% of homes are estimated to have no option for broadband. Each of these options has limitations and cannot be quickly upgraded to high-speed (>10
Mbps), leaving a gap for Omnicity to offer high-speed and broadband-enabled services to underserved customers. See Table below.

     * Telcos - telcos offer digital subscriber line (DSL), where available, that supports download speeds of up to 6Mbps. DSL (including ADSL, IDSL) has an effective serving range of less than 2 miles from the telco central office (CO) for high-speed service, and is very dependent on the quality of the existing copper plant. Small and rural market telcos may lack capital to overbuild/improve the plant, especially as these companies lose traditional phone service customers to mobile phone providers.
     * Cable - cable TV companies provide broadband over cable lines, where available, that supports download speeds of up to about 10Mbps. While cable generally is faster than DSL, cable broadband speed degrades based on user load since the service is shared among all users on a particular cable run. In some cases, cable plant must be overbuilt to support broadband services, requiring significant capital outlay.
     * Satellite - Satellite broadband has the advantage of being available to any customer with a line of sight to the satellite, making the service attractive for very remote users. However, broadband over satellite is relatively slow (up to 1.5Mbps), and can suffer from latency associated with a long cycle time of bouncing signal to the satellite. The Company now offers Omnicity Satellite Internet through a re-branding agreement.
     * WISPs - offer broadband using wireless technology. Wireless technology can support speeds of up to 100Mbps and has omni-directional antennas so that users in all directions can "see" the signal. Wireless services are available to any subscriber within range of the tower (about 5 miles) versus wired solutions that are available only to structures passed by the wire.

                 RURAL AND SMALL URBAN CLUSTER BROADBAND OPTIONS

Broadband Service            Speed                   Comments
-----------------            -----                   --------

DSL  (Telcos)             Up to 6 Mbps     Speed depends on quality of copper
                                           plant; limited speeds if customer
                                           located >1 mile from telco central
                                           office (CO); very limited/no
                                           service if customer located >2
                                           miles from CO

Cable (Cable companies)   Up to 10 Mbps    Depends on age of CATV plant - may
                                           require overbuild; capital expense
                                           may not justified in small markets;
                                           speed depends on number of users

Satellite (Satellite &
Satellite TV companies)   Up to 1.5 Mbps   Suffers `latency' in data transfer;
                                           poor quality for video applications;
                                           relatively expensive

Wireless (WISPs)          Up to 3 Mbps     Can be deployed quickly; covers large
                          residential;     geographic areas; high-speed
                          up to 100 Mbps

Source: "Rural Broadband Policy Brief", The Rural Policy Research Institute, December 2008; Company estimates.

Although Omnicity will compete with telcos in some instances, many telcos in Omnicity's target markets are small (a few hundred to a few thousand customers), and are frequently undercapitalized, limiting their ability to provide higher-speed broadband and new services and build scale. Moreover, smaller telcos are losing revenues as users shift to mobile phones and disconnecting landlines. As a result, Omnicity expects to partner with telcos, providing these companies with high-speed broadband and new broadband-enabled services that can be marketed to the telco customer base, accelerating Omnicity's market penetration and helping telcos stem revenue loss.

In addition to telcos and cable companies, Omnicity will compete with WISPs in its target footprints that Omnicity cannot, or chooses not, to acquire, and with WISPs pursuing similar strategies. Like telcos, many WISPs operating in
Omnicity's markets are small and are often under capitalized limiting the ability to grow, provide high-speed services, and gain scale. Nonetheless, the presence of a competitive WISP may impact Omnicity's ability to penetrate a given market and reach profitability in the area. In addition to individual WISPs, three other companies are known by Omnicity to be pursuing a wireless strategy in smaller markets, including ERF Wireless, DigitalBridge Communications Corp., and Open Range Communications. See Table below. Clearwire Corporation also is pursuing a national wireless services strategy, but is focusing on metropolitan markets to date.

               COMPANIES PURSUING WIRELESS/4G SERVICES BUSINESSES

Company                   Status                       Market Focus                       Direct Competitor
-------                   ------                       ------------                       -----------------
ERF Wireless          Public (OTC BB:    Similar to Omnicity, but focused in Texas,        Not at this time
                      ERFW)              Louisiana, New Mexico

DigitalBridge         Private            Focused in on metro-edge and small metro          Not at this time
Communications Corp.                     markets with up to 150,000 people.
                                         Serving 4 cities in Indiana

Open Range            Private            Similar to Omnicity, focused on 17 states         Possible competitor
Communications                           including 4 in Midwest                            in some markets

ERF Wireless is a publicly traded company (OTC BB: ERFW) focused on providing wireless services to customers in Texas, Louisiana, and New Mexico. According to ERF Wireless' press releases, the company has completed 15 WISP acquisitions in Texas, Louisiana, and New Mexico and reported having 9,000 residential customers as of December 31, 2008. ERF Wireless also specializes in providing services to banks in Texas and has signed an agreement with Schlumberger to market its wireless services and products to the oil and gas industry in the United States, Canada and the Gulf of Mexico. While ERF Wireless is pursuing a similar strategy to Omnicity the company has thus far limited its business to Texas, Louisiana, and New Mexico, and to oil installations serviced by Schlumberger, and therefore is not a direct competitor to the Company at this time.

DigitalBridge Communications is a private company that is pursuing metro-edge markets and smaller metropolitan areas with populations up to 150,000 people, according to the company's web site. On April 29, 2009, DigitalBridge announced that the National Rural Telecommunications Cooperative had made an undisclosed investment in the company. DigitalBridge currently serves 14 markets, including 4 markets in Indiana. Because DigitalBridge is focused on metro areas the Company does believe it is a direct competitor at this time.

Open Range Communications is a private company that is focused on delivering wireless broadband services to up to 500 small markets in 17 states (including Illinois, Indiana, Nebraska, Ohio, and Wisconsin in the Midwest) with an average of 10,000 people, according to the company's web site and press releases. The services are to be provided on licensed spectrum held by Globalstar, Inc. (NASDAQ:GSAT) under Globalstar's Ancillary Terrestrial Component (ATC) authority, according to a company press release issued March 27, 2008. On March 25, 2008, the company announced that it was approved for a $267 million Broadband Access Loan by the United States Department of Agriculture's Rural Development Utilities Program (RDUP) and on January 9, 2009, Open Range announced an investment of $100 million from One Equity Partners (terms not disclosed), which the company's web site indicates satisfies the RDUP requirements for making the loan available. Based on available information, the Company believes that Open Range may compete with it in some markets in the Midwest.

Clearwire Corporation also is pursuing a nationwide network rollout using wireless/4G technology. Clearwire is a publically traded company (NASDAQ: CLWR) developing networks for large metropolitan areas. While it is significantly larger than Omnicity, because Clearwire is focused on metro areas, the Company does not believe it is a direct competitor at this time.

Omnicity believes it will be competitively differentiated from telcos, cable companies, and small WISPs in several ways, including:

     * Telcos - able to deliver higher speeds than telco DSL and able to serve customers that cannot be served by DSL. Omnicity is positioned to partner with telcos to service telco phone customers that cannot receive DSL due to plant constraints;
     * Cable companies - able to deliver higher speeds than cable data service and able to serve customers that cannot be served by cable data service;
     * WISPs - leveraging scale, able to create wide market footprint that attracts customers; able to develop and offer a larger set of services to better meet customer needs.

The Company also believes it is positioned to compete with other national WISP companies should they enter Omnicity's target markets by:

     * Entering markets quickly through acquisitions, gaining an ongoing revenue stream vs. starting with new operations, sales and branding;
     * Leveraging its status as a public company to make acquisitions vs. making cash outlays to build systems and operations from scratch;
     * Partnering with REMCs, local governments, and telcos to accelerate Omnicity's market penetration and help these entities expand services, products and revenues;
     * Utilizing available unlicensed radio technology to build revenue and market share. Several potential competitors are focused on using licensed spectrum to operate.

NETWORKS AND TECHNOLOGY

Service is delivered by antennas deployed on cellular and other commercial towers, municipally or privately owned structures such as water towers, tall silos and rooftops. Customers receive the wireless signal via customer premise equipment (CPE) that currently costs $180 per unit and that is mounted on rooftops. Any customer with line of sight to the antenna that is within 5 miles can receive the signal. Each tower can support 100-150 customers depending on the mix of bandwidth subscriptions and antenna equipment. Antennas are connected to Internet access points via point-to-point radio and fiber connections through agreements with fiber carriers and telcos where traffic is backhauled to the Internet backbone. Networks generally are designed in a ring topology to mitigate service failures in the event that a tower or network connection is lost. The Company's operations are managed through a Network Operations Center
(NOC) in Rushville, Indiana, which also handles customer support. Omnicity can currently offer services to homes in about 1/3 of the geography of Indiana.

Currently, Omnicity uses standards-based wireless equipment in the license-exempt 700Mhz, 900MHz, 2.4GHz and 5.8GHz spectrum bands, providing multiple paths to cover subscribers in its markets. The Company is evolving its technology and spectrum strategy as it becomes more opportune and cost effective to utilize licensed spectrum and related equipment and is evaluating options for using the 2.5GHz band for WIMAX-based services. Backhaul from wireless distribution points is provided via point-to-point radio, and fiber connections through agreements with backhaul carriers.

MILESTONES

Upon completion of Omnicity's reverse merger transaction on February 17, 2009, a number of milestones have been achieved in the execution of Omnicity's business strategy:

     * Completed five WISP asset purchases. Including acquisitions, Omnicity currently has a portfolio of transmission rights in six small to mid-size WISP markets located principally in Indiana. These markets represent approximately 225,000 households, approximately 173,000 of which are believed to be serviceable by line-of-sight transmissions from Omnicity antenna locations;
     * The Company's revenues for 2009 increased by $655,000 to $1,689,000 (2008 - $1,034,000), an increase of 63%. More importantly, revenue for Q4 2009 increased by $288,000 to $611,000 (2008 - $322,000), an increase of 89%. Additionally, Q4 2009 revenues increased by $186,000 to $611,000 (Q3 2009 - $425,000), an increase of 44%. This is after a
          46% increase Q3 2009 compared to Q2 2009. These significant increases reflect an increase in recurring service revenue from our four acquisitions. Revenues from our first acquisition began in February, 2009. The numbers of subscribers increased from 1,800 to 5,200 by virtue of these acquisitions;
     * Completed its first local government project, providing mobile data connections for the police vehicles and broadband connectivity to the water, sewer and town hall buildings in Parker City, Indiana;
     * Entered into a $1 million master lease facility with Agility Ventures, LLC for operating leases of radio and other equipment to expand its business.

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

EMPLOYEES

As of July 31, 2009, we had a total of 36 full time employees and as of October 23, 2009 we had a total of 38 full time employees. None of our employees is subject to a collective bargaining agreement. We have experienced no work stoppages and believe that we have good relations with our employees. We also utilize the services of independent contractors to build and install our wireless systems and market our services.

SUBSIDIARIES

We own 100% of Omnicity, Incorporated, a company organized under the laws of the State of Indiana.

PATENTS AND TRADEMARKS

We have no  patents or  patents  pending.  We have  trademarked  the  following:
"Bringing Broadband to the Heartland".

ITEM 1A. RISK FACTORS

AN INVESTMENT IN OUR COMMON STOCK INVOLVES A NUMBER OF VERY SIGNIFICANT RISKS. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISKS AND UNCERTAINTIES IN ADDITION TO OTHER INFORMATION IN THIS ANNUAL REPORT IN EVALUATING OUR COMPANY AND ITS BUSINESS BEFORE PURCHASING SHARES OF OUR COMMON STOCK. OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE SERIOUSLY HARMED DUE TO ANY OF THE FOLLOWING RISKS. THE RISKS DESCRIBED BELOW MAY NOT BE ALL OF THE RISKS FACING OUR COMPANY. ADDITIONAL RISKS NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY CONSIDER IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT DUE TO ANY OF THESE RISKS.

RISKS RELATING TO OUR BUSINESS

WE HAVE LIMITED OPERATING HISTORY AND LACK PROFITABLE OPERATIONS.

Omnicity's business commenced in 2003 and substantially all of its revenues have been generated by the six Indiana systems, which began serving subscribers in March 2004. Prospective investors, therefore, have limited historical financial information about us upon which to base an evaluation of our performance and an investment in our common stock. Omnicity has also recorded net losses in each of the last two fiscal years and April 30, 2009 fiscal year to date, due primarily to administrative costs, interest expense and charges for depreciation and amortization of capital expenditures to develop its wireless systems. We may continue to experience net losses while we develop and expand our wireless systems even if mature individual systems of our company are profitable. Prospective investors should be aware of the difficulties encountered by enterprises in the early stages of development, particularly in light of potential competition. There can be no assurance that an increase in the number of subscribers or the launch of additional wireless systems will result in profitability for our company in future years.

OUR BUSINESS DEPENDS ON LEASES AND MATERIAL AGREEMENTS WITH UNAFFILIATED THIRD PARTIES FOR A SIGNIFICANT PORTION OF OUR CUSTOMER PREMISES EQUIPMENT AND OUR WIRELESS TOWER TRANSMISSION RIGHTS.

We are dependent on leases with unaffiliated third parties for most of our wireless transmission rights. The remaining terms of most of Omnicity's site leases are approximately three years. Most of these leases provide for automatic renewal of the lease term, grant a right of first refusal to the sites and/or require the parties to negotiate lease renewals in good faith. The termination of or failure to renew our operating leases would result in Omnicity being unable to deliver services from such site to the households in its footprint. For customer premises equipment, after three years, we have the option of acquiring the equipment at the then fair market value. Such a termination or failure in a market that we actively serve could have a material adverse effect on Omnicity.

In connection with our distribution of wireless Internet service, we are dependent on third party agreements for high-speed return path access ("Backhaul"). Although we have no reason to believe that any such agreement will be cancelled or will not be renewed upon expiration, if such contracts are cancelled or not renewed, we will have to seek Backhaul from other sources. There is no assurance that other Backhaul will be available to us on acceptable terms or at all or, if so available, that it will be of a grade and speed acceptable to our subscribers.

WE WILL NEED ADDITIONAL FINANCING IN ORDER FOR OUR COMPANY TO GROW.

The growth of our business will require substantial investment on a continuing basis to finance capital expenditures and related expenses for subscriber growth and system development. We may require additional financing to continue to add significant numbers of subscribers to our systems, develop our markets, and make critical acquisitions of additional wireless transmission assets. These activities may be financed in whole or in part through debt or equity financings, joint ventures or other arrangements. There is no assurance that any additional funds necessary to finance the development and expansion of our wireless systems will be available on satisfactory terms and conditions, if at all. To the extent that any future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net tangible book value per share of the common stock offered hereby. The amount and timing of our future capital requirements will depend upon a number of factors, many of which are not within our control, including service costs, capital costs, marketing expenses, staffing levels, subscriber growth and competitive conditions. Failure to obtain any required additional financing could adversely affect the growth of the Company.

OUR COMPANY IS DEPENDENT ON THE KNOWLEDGE AND EXPERIENCE OF OUR EXISTING MANAGEMENT AND KEY EMPLOYEES.

We are dependent in large part on the experience and knowledge of existing management. The loss of the services of any one or more of our current executive officers could have a material adverse effect upon Omnicity. Our success is also dependent upon its ability to attract and retain qualified employees to develop and operate its wireless systems.

RISKS RELATING TO OUR INDUSTRY

THE WIRELESS BROADBAND SERVICE PROVIDER INDUSTRY IS HIGHLY COMPETITIVE.

The wireless broadband service provider industry is competitive. Wireless systems face or may face competition from several sources, such as traditional hard-wire companies, telephone companies, satellite providers, and other alternative methods of distributing and receiving Internet and voice transmissions. In addition, within each market, we may compete with others to acquire rights to transmission sites. Legislative, regulatory and technological developments may result in additional and significant competition, including competition from local telephone companies. In our existing systems, we have targeted our marketing to households that are not served or underserved by traditional hard-wire providers and that have limited access to high speed internet service from other sources (primarily having access only to dial-up internet access, if any). Accordingly, we have not encountered significant direct competition from traditional hard-wire companies. No assurance can be given, however, that we will not face direct competition from traditional hard-wire companies in the future. The standard service offering package offered in each of the Existing Systems is comparable to that offered by traditional hard-wire operators. Many actual and potential competitors have greater financial, marketing and other resources than our company. No assurance can be given that we will compete successfully.

THERE ARE PHYSICAL LIMITATIONS OF WIRELESS TRANSMISSION.

Wireless broadband service is transmitted through the air via microwave frequencies from radios at a transmission facility to a small receiving radio at each subscriber's location, which generally requires a direct `line-of-sight" from the transmission facility to the subscriber's receiving radio. Therefore, in communities with tall trees, hilly terrain, tall buildings or other obstructions in the transmission path, wireless transmission can be difficult or impossible to receive at certain locations without the use of signal repeaters. Based on our installation and operating experience, we believe that our signal can be received directly by approximately 85% of the households within our expected signal patterns for such markets. The terrain in most of our markets is generally conducive to wireless transmission and we do not presently anticipate any material use of beam benders or repeater stations. In addition, in limited circumstances, extremely adverse weather can damage transmission facilities and receiving radios. However, we do not believe such potential damage is a material risk.

WE ARE SUBJECT TO GOVERNMENT REGULATION.

Although much of the microwave spectrum used by our company for transmission of our services is not required to be licensed by the FCC, many of the frequencies that we use in the future are highly regulated. We cannot predict precisely what effect any potential regulations may have on our company.

Wireless operators are also subject to regulation by the Federal Aviation Administration with respect to the use and construction of transmission towers and to certain local zoning regulations affecting construction of towers and other facilities. There may also be restrictions imposed by local authorities. There can be no assurance that we will not be required to incur additional costs in complying with such regulations and restrictions.

RISKS RELATING TO OUR COMMON STOCK

OUR STOCKHOLDERS MAY EXPERIENCE DILUTION AS A RESULT OF OUR ISSUANCE OF ADDITIONAL COMMON STOCK OR THE EXERCISE OF OUTSTANDING OPTIONS.

We may enter into commitments in the future, which would require the issuance of additional common stock, and we may grant share purchase warrants and stock options. The exercise of such share purchase warrants or options and the subsequent resale of such common stock in the public market could adversely affect the prevailing market price and our ability to raise equity capital in the future at a time and price which we deem appropriate. Any share issuances from our treasury will result in immediate dilution to our existing stockholders.

WE HAVE NEVER DECLARED OR PAID CASH DIVIDENDS ON OUR COMMON STOCK.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant. Accordingly, investors may only see a return on their investment if the value of our securities appreciates.

THERE IS A LIMITED TRADING MARKET FOR OUR COMMON STOCK, AND OUR INVESTORS MAY BE UNABLE TO SELL THEIR SHARES.

We have a limited trading market for our common stock on the National Association of Securities Dealers Inc.'s OTC Bulletin Board. As a result, investors may not be able to sell the shares of our common stock that they have purchased and may lose all of their investment.

OUR COMMON STOCK WILL BE SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC, WHICH WILL MAKE TRANSACTIONS IN OUR COMMON STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR COMMON STOCK.

We currently plan to have our common stock quoted on the National Association of Securities Dealers Inc.'s OTC Bulletin Board, which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and obtaining future financing. Further, our securities will be subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended. The penny stock rules apply generally to companies whose common stock trades at less than US$5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the "penny stock rules" and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules", investors will find it more difficult to dispose of our securities. Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

Our company's consolidated financial statements include a statement that our financial statements are prepared on a going concern basis, and therefore that certain reported carrying values are subject to our company receiving the future continued support of our stockholders, obtaining additional financing and generating revenues to cover our operating costs. The going concern assumption is only appropriate provided that additional financing continues to become available.

A DECLINE IN THE PRICE OF OUR COMMON STOCK COULD AFFECT OUR ABILITY TO RAISE FURTHER WORKING CAPITAL AND ADVERSELY IMPACT OUR OPERATIONS.

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Because our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive and operations offices are located at 807 South State Rd 3, Rushville, Indiana, U.S.A.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings nor are we aware of any legal proceedings pending or threatened against us or our properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our shares of common stock were quoted for trading on the OTC Bulletin Board under the symbol "BRVR.OB" on September 8, 2008. Effective October 21, 2008 our symbol was changed to "OMCY.OB". The market for our common stock is limited, volatile and sporadic. The following table sets forth the high and low bid prices relating to our common stock for the periods indicated, as provided by the OTC Bulletin Board. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

     Quarter Ended                High Bid           Low Bid
     -------------                --------           -------

     July 31, 2009                 $0.95              $0.50
     April 30, 2009                $0.73              $0.51
     January 31, 2009              $0.61              $0.46
     October 31, 2008              $0.50              $0.50

HOLDERS

As of October 23, 2009, we had approximately 650 shareholders of record.

DIVIDEND POLICY

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

In connection with the closing of the Acquisition, we issued 23,000,000 shares of common stock in the capital of our Company to shareholders of Omnicity, Incorporated. These securities were issued pursuant to Rule 506 of Regulation D under the United States Securities Act of 1933, as amended (the "US Securities Act") to non-accredited and accredited investors (as defined in Rule 501 under Regulation D under the US Securities Act) based upon representations made by the acquirers.

Effective on April 29, 2009, we issued a total of 1,428,571 common shares from treasury to 2 individuals to complete the common share portion to complete an Asset Purchase Agreement dated October 7, 2008 and amended February 26, 2009 at an agreed price of $0.35 per common share. We relied on exemptions from registration under the Securities Act provided by Rule 506 for U.S. accredited investors based on representations and warranties provided by the individuals.

Effective on June 9, 2009, we issued a total of 545,417 common shares from treasury to 11 individuals to complete the common share portion to complete an Asset Purchase Agreement dated October 7, 2008 and amended March 25, 2009 at an agreed price of $0.72 per common share. We relied on exemptions from registration under the Securities Act provided by Rule 506 for U.S. accredited investors based on representations and warranties provided by the individuals.

Effective on May 8, 2009 and June 24, 2009, we completed a non-brokered private placement pursuant to which we issued from treasury to 33 subscribers 1,928,029 units at a subscription price of $0.35 per unit for proceeds of $674,810. Effective on May 8, 2009 and June 24, 2009, we completed a non-brokered units-for-debt private placement pursuant to which we issued from treasury to 8 subscribers 679,358 units at a deemed issuance price of $0.35 per unit in retirement of an aggregate of $237,775 of Company debt. Stock issuance costs of $52,595 was charged as a reduction of proceeds. The proceeds of the combined Unit and Unit for debt non-brokered private placement, net of stock issuance costs, were $859,990. Each unit consisted of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire an additional share of common stock at an exercise price of $0.50 per share until May 8, 2011 as to 1,199,408 shares and June 24, 2009 as to 100,000 shares and September 17, 2009 as to 4,287 shares. We relied on exemptions from registration under the Securities Act provided by (i) Regulation S (with respect to two of the subscribers), and (ii) Rule 506 for U.S. accredited investors (with respect to 24 of the subscribers), and (iii) Rule 506 for non-accredited investors (with respect to 15 of the subscribers) in each case based on representations and warranties provided by the subscribers in their respective subscription agreements entered into between each subscriber and the Company.

Effective on May 26, 2009, we issued a total of 350,000 common shares from treasury to a company pursuant to an Investor Relations Consulting Agreement dated May 25, 2009. We relied on exemptions from registration under the Securities Act provided by Rule 506 for U.S. accredited investors based on representations and warranties provided by the Company.

NO REPURCHASES

Neither we nor any of our affiliates have made any purchases of our equity securities during the fourth quarter of our fiscal year ended July 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as at July 31, 2009 and 2008 and (ii) the section entitled "Business", included in Item 1 in this Form 10-K Annual Report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this Annual Report.

PLAN OF OPERATIONS

Our business plan is to be a rural wireless internet service provider in the United States through a consolidation strategy and organic growth of all acquired business units and to partner with REMCs, Telcos and local governments for nationwide marketing. We also plan to partner with regional and national telecommunication companies for the delivery of voice services and complete negotiations and logistics of DirecTV resell agreements. We further plan to partner with local governments to provide essential services, including mobile internet for emergency mobile communications, fire and police and to establish new utility applications such as automated meter reading. We plan to bring WISP based services to rural America through three distinct market channels: (1) REMC partnerships, (2) strategic acquisitions, (3) local government and private enterprise partnerships.

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

FUTURE FINANCING REQUIREMENTS

We estimate that approximately $6,000,000 will be required in fiscal 2010 to finance the expansion of, and the addition of subscribers through acquisition to, our existing and to be acquired network infrastructures. A total of $1,130,000 has been raised as at October 22, 2009. A minor portion will be used to finance our negative operational cash flow to the end of December 31, 2009. Once targeted acquisitions are complete, by the end of 2009, we will be operationally cash flow positive and will require no additional funds to finance these deficits. A portion of these funds will also be used to finance the acquisition of additional transmission rights, the purchase and installation of transmission and tower equipment and the cost of customer premises equipment. A portion of the funds will be earmarked to pay down existing debt that has a high cost of capital associated with it and to make principal and interest payments of our long-term and short term debt as required.

CURRENT FINANCING ARRANGEMENTS

     *    8%  Senior  Subordinated   Redeemable  Debenture  -  to  raise  up  to
          $2,000,000  by  issuing   long-term   debentures  with  interest  paid
          quarterly;
     * Equity Unit Private Placement - to raise up to $2,000,000 pursuant to a unit private placement being sold to accredited investors of which $1,130,000 has been raised as at October 22, 2009;
     * Equipment Leasing Arrangement - Master Lease Agreement with Agility Leasing for a $1,000,000 equipment leasing facility. This facility will be used to help finance customer premise equipment needs for 2009 and 2010. The Company has used $727,368 of this leasing facility. The Company is in discussions to increase this Master Lease Agreement;
     * Private Investment Public Entity ("PIPE") - we have signed an engagement letter with Bowen Advisors, Inc. out of Boston to assist us in raising up to $10m in stages over the next fifteen months with the first stage being $2,500,000. Marketing of this offering has begun and the Company is discussing with various financial institutions under Non-disclosure Agreements.

We will continue to seek traditional cash flow and asset backed financing to supplement our efforts discussed above and to reduce our overall cost of capital. Additionally, in order to accelerate our growth rate and to finance general corporate activities, we may supplement our existing sources of funds with financing arrangements at the operating system level or through additional borrowings, joint ventures or other off balance sheet arrangements. As a further capital resource, we may sell or lease certain wireless rights or assets from our portfolio as appropriate opportunities become available. However, there can be no assurance that we will be able to obtain any additional financing, on acceptable terms or at all.

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

OUR PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS THROUGH OUR FISCAL YEAR ENDING JULY 31, 2010 IS TO:

     1. complete further debt and equity offerings of $5m by December 31, 2009;
     2. develop and expand, through organic growth, the subscriber base through our sales and marketing program;
     3. acquire and transition into our operations assets of competing WISP operators and expand our network into all of Midwest USA;
     4. reach operationally cash flow positive and build a liquidity floor under operations of $100,000 minimum by December 31, 2009;
     5.   build a current ratio of 2:1 by December 31, 2009;
     6. continue to partner with Rural Electric Membership Cooperatives "REMCs", local and State governments, Rural Telcos and Original Equipment Manufacturers "OEMs" to efficiently and cost effectively expand our network across rural America;
     7. develop and expand our service offerings to become a total broadband solution including VOIP and IPTV; and
     8. complete a further equity offering, in stages, of $10m by July 31, 2010.

RESULTS OF OPERATIONS

The following table sets forth certain financial information relating to the Company for the years ended July 31, 2009 ("2009") and July 31, 2008 ("2008"). The financial information presented is derived from the audited consolidated financial statements included under Item 8 in this 10-K.

YEARS ENDED JULY 31, 2009 AND 2008

                                                    $                    $
                                                ----------           ----------

Sales, net                                       1,688,944            1,034,310
                                                ----------           ----------
Expenses:
  Service costs                                     30,712               26,465
  Plant and signal delivery                        967,406              566,613
  Marketing and sales                               45,375               26,487
  General and administration                       744,616              535,058
  Salaries and benefits                          1,276,016              482,579
                                                ----------           ----------

Total expenses                                   3,064,125            1,637,202
                                                ----------           ----------

Loss from operations                            (1,375,181)            (602,892)
                                                ----------           ----------
Other income (expense):
  Stock based compensation                        (289,629)                  --
  Other income                                          --               57,883
  Forgiveness of interest                               --              121,889
  Depreciation and amortization                   (536,113)            (352,425)
  Interest expense                                (241,096)            (204,316)
  Financing expense                               (190,039)                  --
                                                                     ----------

Total other income (expense)                    (1,256,877)            (376,969)
                                                ----------           ----------

Net loss                                        (2,632,058)            (979,861)
                                                ==========           ==========

Net loss per share - basic and diluted                (.08)                (.03)
                                                ==========           ==========

The following discussion should be read in conjunction with the audited consolidated financial statements (including the notes thereto) included under
Item 8 in this 10-K.

REVENUES

The Company's revenues for 2009 increased by $655,000 to $1,689,000 (2008 - $1,034,000), an increase of 63%. More importantly, revenue for Q4 2009 increased by $288,000 to $611,000 (2008 - $322,000), an increase of 89%. Additionally, Q4
2009  revenues  increased  by  $186,000  to $611,000  (Q3 2009 -  $425,000),  an
increase of 44%. This is after a 46% increase Q3 2009 compared to Q2 2009. These significant increases reflect an increase in recurring service revenue from our four acquisitions. Revenues from our first acquisition in 2009 began in February, 2009. The numbers of subscribers increased from 1,800 to 5,200 by virtue of these acquisitions. For the first six months of 2009 and all of 2008, subscriber counts were not significantly different. The Company receives revenue mainly from monthly service and modem rental fees collected from its subscribers. The Company also receives web hosting fees, installation fees, fiber construction projects fees and late fees, this is less than 8% of total revenue. The Company expects revenues to increase over the next fiscal year as a result of organic growth, planned acquisitions and increase in ARPU.

OPERATIONAL EXPENSES

Operational expenses include service costs, plant and signal delivery, marketing and sales, general and administration and salaries and benefits.

Service costs include the cost of billing and collection. Service costs for 2009 increased by $4,000 to $31,000 (2008 - $26,000). This increase was due mainly to the increase in the number of customers accounts offset by a decrease in the cost of collection. Service costs are not expected to increase significantly in 2010.

Plant and signal delivery expenses include the rental of tower infrastructures, the purchase of internet transmission (backhaul) the cost of installations at customers' premises and the customer premises equipment operating lease costs. Plant and signal delivery expenses for 2009 increased by $401,000 to $967,000 (2008 - $566,000), an increase of 71% which is in line with the increase in revenues. This increase was due mainly to the increase in the number of towers under rental arrangements, the amount of backhaul needed to service the increase in customers, the increase in customer premises equipment being leased pursuant to operating lease arrangements and the increase in customer installations. Plant and signal delivery costs per customer will significantly decrease once the Company populates its towers with customers. The Company, on average, has a penetration of approximately 4% of homes passed whereas the minimum target penetration is greater than 20% which is the penetration rate in the Wabash REMC coverage area.

Marketing and sales expenses include REMC fees, advertising, preparation of marketing materials, commissions paid to our VP of corporate sales and royalties paid to Service Concepts, a company responsible for marketing through the REMCs. Marketing and sales for 2009 increased by $19,000 to $45,000 (2008 - $26,000). This increase was due mainly to the hiring of salesperson and Service Concepts beginning their marketing campaign targeted at the REMCs. Marketing and sales expenses are expected to significantly increase during 2010 as the Company increases its marketing plan to significantly increase organic growth.

General and administration expenses include professional fees (including legal, accounting and outside professional consulting), investor relations fees, office expenses (including rent, telephone and office), software fees and fees associated with late payments and bank charges. General and administration expenses for 2009 increased by $210,000 to $745,000 (2008 - $535,000). This increase is mainly due to becoming a public company on February 17, 2009 and the additional costs associated with this transaction and investor relations expenses, transfer agent expenses and regulatory fees. General and administration expenses are not expected to increase significantly in 2010 in relation to increased revenue.

Salaries and benefits for 2009 have increased by $793,000 to $1,276,000 (2008 - $483,000). This increase is mainly due to becoming a public company on February 17, 2009 and the additional costs associated with hiring senior management such as a Chief Financial Officers, VP of Corporate Development, VP of Sales and Marketing, VP of Acquisitions, VP of Field Services, VP of Customer Support and a corporate sales person. The Company went from 10 employees as at July 31, 2008 to 38 employees currently. The Company does not expect to increase its number of employees significantly during 2010 as it has now contracted out its installations to an independent contractor and the Company's current number of employees is expected to be able to maintain a customer base at least double its current 5,200 customers.

OTHER INCOME AND EXPENSE

Stock based compensation for 2009 increased by $290,000 to $290,000 (2008 - $nil). This was a result of a Omnicity, Incorporated Board of Directors Resolution dated January 2, 2009 to issue shares to current employees, including its then Chief Executive Officer and Chief Operating Officer, to compensate them for all services performed up to the end of December 31, 2008.

Depreciation and amortization for 2009 increased by $184,000 to $536,000 (2008 - $352,000). A total of $80,000 of this increase was as a function of adding signal delivery equipment on towers through acquisitions, developing the Company's Customer Relationship Management software package, acquiring additional office furniture and equipment and acquiring customer premises equipment. $98,000 of the increase was attributed to the amortization, over a period of seven years, the customers' relationships acquired in conjunction with the four completed asset acquisitions.

Interest  expense for 2009  increased by $37,000 to $241,000  (2008 - $204,000).
The increase was a result of increased short-term and long-term debt and the additional interest and late fees charged by Wabash REMC totaling $44,000. Interest expense is not expected to increase substantially in 2010 as the Company plans to pay down short-term and long-term debt and to finance growth through the issuance of equity instruments.

Financing expense for 2009 increased by $190,000 to $190,000 (2008 - $nil). The increase was due to warrants issued and to be issued to Agility Venture Fund II in association with four sale leaseback agreements and its Master Lease Agreement with Agility. This was a non-cash financing activity and involved the issuance of 557,529 share purchase warrants to acquire 557,529 common shares at an average exercise price of $0.53 per share and having an average remaining exercise period of 7.7 years.

Other income and forgiveness of interest for 2009 was $nil (2008 - $180,000) as result of not incurring these items in 2009.

NET LOSS

The net loss for 2009  increased by $1,652,000 to $2,632,000  (2008 - $980,000).
This increase in loss was due to increases in operational expenses of $1,427,000 offset by an increase in revenue of $655,000 for a net increase in loss from operations of $772,000. This net increase is mainly associated with building internal infrastructure and the costs of being a public company. Non-cash items such as stock based compensation and financing expense, totaling $489,000, were not incurred in 2008. Depreciation also increased by $184,000. Additionally, the Company did not receive the benefit of $179,000 of other income and forgiveness of interest in 2009 as compared to 2008.

LIQUIDITY AND CAPITAL RESOURCES

                                             July 31, 2009         July 31, 2008
                                                   $                     $
                                             -------------         -------------

Cash                                             159,000                    nil
Working Capital (Deficiency                   (2,585,000)            (2,056,000)
Total Assets                                   3,350,000              1,243,000
Total Liabilities                              4,424,000              2,906,000
Stockholders' Deficit                         (1,074,000)            (1,663,000)

LIQUIDITY OVERVIEW

We completed our going public transaction on February 17, 2009. Since then, the Company's acquisition and transition teams have acquired and folded in four WISP's increasing our subscriber base from 1,800 to over 5,200 as at July 31, 2009. See discussion under "Revenues" above for our increase in cash flow from our customers.

At July 31, 2009 we had cash of $159,000. Subsequent to July 31, 2009 we deposited $1,130,000 relating to issuance of equity and debentures. Our payroll is currently $120,000 per month and we now have 36 employees including contractors. We manage our cash in a strict manner with a daily, weekly and multi-weekly cash forecast prepared by our controller and circulated to the three senior officers for their review, discussion and direction. From February 17, 2009 to October 22, 2009 our creditors have been substantially paid down or brought more current, paid off, converted into equity or converted into long-term debt.

CASH TO OPERATING ACTIVITIES

During the year ended July 31, 2009, operating activities used cash of $1,127,000 (2008 - $264,000). Our loss for the year was $2,632,000 (2008 -
$980,000) which included non-cash items: Depreciation and amortization of $536,000 (2008 - $352,000), stock based compensation of $290,000 (2008 - $nil), financing expense paid through issuance of warrants of $190,000 (2008 - $nil) and expenses and services paid by issuing equity and notes totaling $82,000 (2008 - $nil) for a net cash outflow of $1,534,000 before changes in working capital items. Our accounts receivable have increased by $23,000 (2008 - decrease of $83,000) due to doubling our customer base. Our expenses were financed by our vendors as to $485,000 (2008 - $283,000). Our prepaid expenses increased by $34,000 due to a cash advance of $27,000 to a financial consultant.

CASH TO INVESTING ACTIVITIES

The WISP business is a capital intensive business. Since inception, the Company has expended funds to lease or otherwise acquire transmission site rights in various locations and markets, to construct the existing systems and to finance initial operating losses. The Company intends to expand the existing systems and launch additional wireless systems and will require additional funds. The Company estimates that a launch by it of a wireless internet provider system in a typical new tower location will involve the expenditures for wireless internet system transmission equipment and incremental installation costs per subscriber for customer premise equipment. As a result of these costs, operating losses are likely to be incurred by a system during the roll-out period.

During the year ended July 31, 2009, investing activities used net cash of $146,000 (2008 - $216,000), primarily related to our four acquisitions. During fiscal 2009 we acquired $1,119,000 of wireless equipment and tower infrastructures (2008 - $91,000) of which we sold, and leased back, wireless equipment totaling $689,000 from Agility Ventures Fund II in four sale operating leaseback transactions. We also financed $247,000 of equipment purchases through vendor notes, and $7,000 of equipment through capital lease agreements for a net cash investment of $166,000. We paid operating lease deposits to Agility Lease Fund II of $75,000 and used deposits of $115,000 paid in fiscal 2008 to complete the four asset purchase agreements. We also increased our equipment deposits by $20,000. An additional deposit of $10,000 paid in fiscal 2008 remains at July 31, 2009. We acquired customers' relationships (subscribers) at a cost of $1,940,000. These customers were acquired without a cash outlay. To acquire these customers' relationships we issued $893,000 in common stock, $164,000 in common stock to be issued, $71,000 assumption of debt and $812,000 in vendor notes.

From a non-financial viewpoint we have also invested in systems upgrades, hiring and training of our 36 member workforce, and developed a strategic and operating plan for the next five years. We have invested in going public and in developing our acquisition and transition teams which are not necessarily operational functions.

CASH FROM FINANCING ACTIVITIES

During the year ended July 31, 2009, financing activities provided cash of $1,432,000 (2008 - $480,000) not including cash of $689,000 received from
Agility Ventures Fund II, $1,068,000 of vendor note financing, and $1,057,000 of common shares issued and to be issued relating to the four acquisitions referenced under "Cash from Investing Activities". Net proceeds of $1,100,000, after issuance costs of $53,000, was received from common stock subscriptions or common stock issued during the year (2008 - $nil). During the year cash proceeds of $411,000 (2008 - $645,000) were received from short-term loans and $145,000 (2008 - $nil) from long-term debt. We repaid $219,000 (2008 - $165,000) of short-term and long-term debt. The Company advanced $5,000 to our Chief Executive Officer as loan against expenses. Subsequent to July 31, 2009 we received an additional $1,130,000 through an equity placement of our securities and our 8% senior subordinated redeemable debenture.

NON-CASH FINANCING ACTIVITIES

Non-cash investing and financing activities during the year ended July 31, 2009 and 2008 included the following:

                                                                               $                 $
                                                                           ---------         ---------
Net liabilities assumed in corporate reorganization                        (168,352)               --
Net assets acquired in exchange for common stock                                 --           124,938
Current liabilities transferred to long-term debt                           556,327                --
Equipment acquired under capital leases                                       6,800            95,800
Warrants issued pursuant to a Master Lease Agreement                        196,907                --
Conversion of debt and accrued interest into common stock                   409,421           682,918
Customer relationships acquired in exchange for assumption of debt           60,945                --
Customer relationships acquired in exchange for common stock
 issued or to be issued                                                   1,056,700                --
Net liabilities assumed in corporate reorganization                        (168,352)               --
Net assets acquired in exchange for common stock                                 --           124,938

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this current report, Omnicity Incorporated does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes of financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

USE OF ESTIMATES

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, less accumulated depreciation based on estimated useful lives utilizing the straight-line method. In accordance with SFAS No. 51, "FINANCIAL REPORTING BY CABLE TELEVISION COMPANIES" ("SFAS No. 51"), the Company capitalizes costs associated with the construction of new transmission facilities. Capitalized construction costs include materials, labour, applicable indirect costs and interest. The Company's methodology for capitalization of internal construction labour and internal and contracted third party installation costs (including materials) utilizes standard costing models based on actual costs. Materials and external labour costs associated with construction activities are capitalized based on amounts invoiced to the Company by third parties.

Computers and wireless equipment also consists of spare equipment and supplies not put in use such as radios, antennas, cable and wire and is stated at the lower of cost (first-in, first-out basis) or market. The carrying value of such equipment was $234,867 (2008 - $163,743). The spare electronic equipment is maintained to provide replacement parts when and if needed in a short time period to provide minimal service disruption to customers in the event of a parts failure and to install new customers premises equipment quickly when ordered. Spare equipment and supplies are not depreciated until put into use.

Improvements that extend asset lives are capitalized. Other repairs and maintenance costs are charged to operations as incurred. Estimated useful lives for property and equipment are as follows:

               Description                             Life
               -----------                            -------
     Computer and wireless equipment                  3 years
     Towers and infrastructures                       5 years
     Furniture and fixtures                           7 years
     Vehicles                                         5 years
     Software                                         3 years

The Company periodically evaluates the useful lives of its property and equipment. The Company's property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net undiscounted cash flows expected to be generated by the related assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair market value of the assets. No impairment was recorded at July 31, 2009 or 2008.

CUSTOMERS' RELATIONSHIPS

Customers'   relationships   represent   the  value   attributed  to  customers'
relationships acquired in asset acquisitions and are amortized over a 7-year period.

LONG-LIVED ASSETS

Pursuant to SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS", the Company evaluates property and equipment and amortizable intangible assets for impairment whenever current events and circumstances indicate the carrying amounts may not be recoverable. The evaluation of long-lived assets for impairment requires a high degree of judgment and involves the use of significant estimates and assumptions. If the carrying amount is greater than the expected future undiscounted cash flows to be generated, the Company recognizes an impairment loss equal to the excess, if any, of the carrying value over the fair value of the asset. The Company generally measures fair value based upon the present value of estimated future net cash flows of an asset group over its remaining useful life.

REVENUE RECOGNITION

The Company charges a recurring subscription fee for providing wireless broadband services to its subscribers. Revenue from service is recognized as monthly services are rendered in accordance with individual customer arrangements. Credit risk is managed by disconnecting services to customers whose accounts are delinquent for a specified number of days. Consistent with SFAS No. 51, installation revenue obtained from the connection of subscribers to the system is recognized in the period installation services are provided to the extent of related direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the system. From time to time, the Company enters into barter arrangements whereby it provides certain customers with wireless broadband services in exchange for use of towers and equipment owned by customers. Revenue and expenses recorded under barter arrangements was $66,851 (2008 - $42,000) for the year ended July 31, 2009.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123(R), "SHARE BASED PAYMENTS". The Company measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value. On January 2, 2009 the Company issued 1,655,009 Omnicity, Incorporated common shares valued at $289,629 to certain employees as a performance bonus. There is no stock option plan adopted.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective this quarter, the Company implemented SFAS No. 165, "SUBSEQUENT EVENTS" ("SFAS 165"). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the

Company's financial position or results of operations. The Company evaluated all events or transactions that occurred after July 31, 2009 up through October 23, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events, other than as disclosed in Note 16.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, "THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - A REPLACEMENT OF FASB STATEMENT NO. 162". The FASB Accounting Standards Codification ("Codification") will become the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission "SEC" under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 167, "AMENDMENTS TO FASB INTERPRETATION NO. 46(R)". The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses
(1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), "CONSOLIDATION OF VARIABLE INTEREST ENTITIES", as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS", and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 166, "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS - AN AMENDMENT OF SFAS NO. 140". The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This statement addresses
(1) practices that have developed since the issuance of SFAS No. 140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES", that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES". FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS - AN INTERPRETATION OF FASB STATEMENT NO. 60" ("SFAS 163"). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES" (SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "THE MEANING OF PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT TO FASB STATEMENT NO. 133" (SFAS 161"). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141 revised"). This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141 revised requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair values as of that date. SFAS 141 revised also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a material effect on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS


             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Omnicity Corp. (formerly Bear River Resources, Inc.)
Rushville, Indiana

We have audited the accompanying consolidated balance sheet of Omnicity Corp, (formerly Bear River Resources, Inc.) ("the Company") as of July 31, 2009 and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omnicity Corp. as of July 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and had negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Weaver & Martin LLC
----------------------------------
Weaver & Martin LLC
Kansas City, Missouri
October 23, 2009

                          Independent Auditors' Report


Board of Directors
Omnicity, Inc.
Carmel, Indiana

We have audited the accompanying balance sheets of Omnicity, Inc. (the Company) as of July 31, 2008 and 2007, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Omnicity, Inc. at July 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has suffered recurring losses from operations, has negative working capital, and has relied on cash inflows from private investors to fund working capital deficits. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BGBC Partners, LLC
------------------------------

December 4, 2008

Omnicity Corp. (formerly Bear River Resources, Inc.)
Consolidated Balance Sheets

                                                                                                    (Restated -
                                                                                                      Note15 )
                                                                              July 31, 2009        July 31, 2008
                                                                              -------------        -------------
                                                                                    $                    $
Assets

Current Assets:
  Cash                                                                             159,119                   --
  Accounts receivable, net                                                          78,007               54,655
  Other receivable (Note 9 (e))                                                      5,000               10,000
  Prepaid expenses and deposits (Note 10 (e))                                      114,173                2,353
                                                                                ----------           ----------

Total Current Assets                                                               356,299               67,008

Property and Equipment (Note 3)                                                  1,022,675            1,024,625
Deposits and Other Assets (Note 4)                                                 129,886              151,088
Customers' Relationships (Note 5)                                                1,841,247                   --
                                                                                ----------           ----------

Total Assets                                                                     3,350,107            1,242,721
                                                                                ==========           ==========

Liabilities and Stockholders' Deficit

Current Liabilities:
  Amount due bank                                                                       --                  909
  Accounts payable (Note 9)                                                        838,336              386,137
  Accrued liabilities (Note 6)                                                     213,431              456,918
  Notes payable (Note 7)                                                         1,222,716              560,000
  Current portion of long-term debt (Note 8)                                       511,521              575,258
  Current portion of capital lease obligations (Note 12)                            50,147               11,874
  Reserve for customer credits                                                          --               20,000
  Deferred revenue                                                                  42,000               42,000
  Derivative liabilities (Note 11)                                                  63,132               70,000
                                                                                ----------           ----------

Total Current Liabilities                                                        2,941,283            2,123,096

Capital Lease Obligations (Note 12)                                                 46,868               43,465
Long-term Debt (Note 8)                                                          1,436,053              739,209
                                                                                ----------           ----------

Total Liabilities                                                                4,424,204            2,905,770
                                                                                ----------           ----------
Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 12)

Stockholders' Deficit:
  Common Stock, par value $.001, 1,540,000,000 shares authorized,
   38,018,382 and 5,501,355 issued and outstanding, respectively (Note 10)          38,018            3,383,487
  Common Stock Subscribed and/or Reserved (Notes 5 and 10)                         637,000                   --
  Additional Paid-in Capital                                                     5,929,479                   --
  Deficit                                                                       (7,678,594)          (5,046,536)
                                                                                ----------           ----------

Total Stockholders' Deficit                                                     (1,074,097)          (1,663,049)
                                                                                ----------           ----------

Total Liabilities and Stockholders' Deficit                                      3,350,107            1,242,721
                                                                                ==========           ==========


(See accompanying notes to these consolidated financial statements)

Omnicity Corp. (formerly Bear River Resources, Inc.)
Consolidated Statements of Operations

                                                                    (Restated -
                                                                      Note 15)
                                              Year Ended            Year Ended
                                             July 31, 2009         July 31, 2008
                                             -------------         -------------
                                                   $                     $

Sales, net                                      1,688,944            1,034,310
                                               ----------           ----------
Expenses:
  Service costs                                    30,712               26,465
  Plant and signal delivery                       967,406              566,067
  Marketing and sales                              45,375               26,487
  General and administration                      744,616              535,058
  Salaries and benefits                         1,276,016              482,579
                                               ----------           ----------

Total Expenses                                  3,064,125            1,637,202
                                               ----------           ----------

Loss from Operations                           (1,375,181)            (602,892)
                                               ----------           ----------
Other Income (Expense):
  Stock based compensation                       (289,629)                  --
  Other income                                         --               57,883
  Forgiveness of interest                              --              121,889
  Depreciation and amortization                  (536,113)            (352,425)
  Interest expense                               (241,096)            (204,316)
  Financing expense (Note 11)                    (190,039)                  --
                                               ----------           ----------

Total Other Income (Expense)                   (1,256,877)            (376,969)
                                               ----------           ----------

Net Loss                                       (2,632,058)            (979,861)
                                               ==========           ==========

Net Loss per Share - Basic and Diluted               (.08)                (.03)
                                               ==========           ==========


(See accompanying notes to these consolidated financial statements)

Omnicity Corp. (formerly Bear River Resources, Inc.)
Consolidated Statement of Changes in Stockholders' Deficit

                                                                              Additional     Common
                                                       Common                  Paid-in       Stock       Accumulated
                                                       Stock       Amount      Capital     Subscribed      Deficit        Total
                                                       -----       ------      -------     ----------      -------        -----
                                                         #            $           $             $             $             $

Balance, July 31, 2007 (Restated - Note 15)          3,353,999    2,575,631           --           --    (4,066,675)   (1,491,044)
Stock issued to settle debt                          1,797,357      682,918           --           --            --       682,918
Stock issued in acquisition of net assets              349,999      124,938           --           --            --       124,938
Net loss (Restated - Note 15)                               --           --           --           --      (979,861)     (979,861)
                                                   -----------   ----------   ----------   ----------   -----------   -----------
Balance, July 31, 2008 (Restated - Note 15)          5,501,355    3,383,487           --           --    (5,046,536)   (1,663,049)
Stock issued for cash on September 19, 2008             11,112        5,000           --           --            --         5,000
Stock issued for cash on October 16, 2008                1,429          500           --           --            --           500
Stock issued to settle debt on October 31, 2008      1,087,335      383,386           --           --            --       383,386
Stock awards to employees on January 2, 2009         1,655,009      289,629           --           --            --       289,629
Recapitalization Transactions - February 17, 2009
 (Note 1)                                                   --           --           --           --            --            --
Shares acquired by Omnicity Corp.                   (8,256,240)  (4,062,002)   4,062,002           --            --            --
Shares of Omnicity Corp.                            43,967,007       43,967      (43,967)          --            --            --
Cancellation of founders shares                    (33,880,000)     (33,880)      33,880           --            --            --
Shares issued to shareholders of Omnicity,
 Incorporated to effect the recapitalization        23,000,000       23,000      (23,000)          --            --            --
Net liabilities assumed of Omnicity Corp.                   --           --     (168,352)          --            --      (168,352)
Stock issued for acquisition of assets               1,973,988        1,974      890,726           --            --       892,700
Stock issued for cash pursuant to a Unit and Unit
 for debt private placement at $0.35 per Unit        2,607,387        2,607      909,978           --            --       912,585
Stock issued pursuant to an investor relations
 contract                                              350,000          350      123,900           --            --       124,250
Share issuance costs                                        --           --      (52,595)          --            --       (52,595)
Warrants issued pursuant to a Master Lease
 Agreement                                                  --           --      196,907           --            --       196,907
Asset acquisition consideration to be paid in
 common shares                                              --           --           --      164,000            --       164,000
Common stock subscribed for                                 --           --           --      473,000            --       473,000
Net loss                                                    --           --           --           --    (2,632,058)   (2,632,058)
                                                   -----------   ----------   ----------   ----------   -----------   -----------

Balance, July 31, 2009                              38,018,382       38,018    5,929,479      637,000    (7,678,594)   (1,074,097)
                                                   ===========   ==========   ==========   ==========   ===========   ===========


(See accompanying notes to these consolidated financial statements)

Omnicity Corp. (formerly Bear River Resources, Inc.)
Consolidated Statements of Cash Flows

                                                                                                             (Restated -
                                                                                                               Note 15)
                                                                                          Year Ended         Year Ended
                                                                                         July 31, 2009      July 31, 2008
                                                                                         -------------      -------------
                                                                                               $                  $
Cash flows from (to) operating activities:
  Net loss                                                                                (2,632,058)          (979,861)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                                                           536,113            352,425
     Financing expense - warrants issued                                                     190,039                 --
     Stock based compensation                                                                289,629                 --
     Consulting services paid and expenses settled by issuing common stock                    60,157                 --
     Expenses settled through short-term borrowings                                           22,105                 --
  (Increase) decrease in:
     Accounts and other receivable                                                           (23,352)            83,270
     Prepaid expenses                                                                        (34,289)            19,641
  Increase (decrease) in:
     Accounts payable and accrued liabilities                                                484,625            260,367
     Customer deposits                                                                       (20,000)                --
                                                                                          ----------         ----------
Net cash used in operating activities                                                     (1,127,031)          (264,158)
                                                                                          ----------         ----------
Cash flows from (to) investing activities:
  (Increase) decrease in deposits                                                             19,677           (125,000)
  Proceeds from sale leaseback of property and equipment                                     689,368                 --
  Acquisition of property and equipment                                                     (854,706)           (90,810)
                                                                                          ----------         ----------
Net cash used in investing activities                                                       (145,661)          (215,810)
                                                                                          ----------         ----------
Cash flows from (to) financing activities:
  Proceeds from short-term notes                                                             411,000            645,000
  Repayment of short-term notes                                                             (128,173)                --
  Related party advance                                                                       (5,000)                --
  Repayment of bank borrowings                                                                  (909)                --
  Proceeds from long-term debt                                                               145,000                 --
  Repayment of long-term debt  and capital lease obligations                                 (80,822)          (165,032)
  Proceeds from issuance of common stock                                                     680,310                 --
  Proceeds from common stock subscriptions                                                   473,000                 --
  Common stock issuance costs                                                                (52,595)                --
                                                                                          ----------         ----------
Net cash provided by financing activities                                                  1,431,811            479,968
                                                                                          ----------         ----------
Increase in cash                                                                             159,119                 --
Cash, beginning of year                                                                           --                 --
                                                                                          ----------         ----------
Cash, end of year                                                                            159,119                 --
                                                                                          ==========         ==========
Supplemental cash flow information:
Cash paid for interest                                                                        52,711             17,707
Cash paid for income taxes                                                                        --                 --

Supplemental disclosure of non-cash investing and financing activities:
  Net liabilities assumed in corporate reorganization                                       (168,352)                --
  Net assets acquired in exchange for common stock                                                --            124,938
  Current liabilities transferred to long-term debt                                          556,327                 --
  Equipment acquired under capital leases                                                      6,800             95,800
  Warrants issued pursuant to a Master Lease Agreement                                       196,907                 --
  Conversion of debt and accrued interest into common stock                                  409,421            682,918
  Customer relationships acquired in exchange for assumption of debt                          60,945                 --
  Customer relationships acquired in exchange for common stock issued or to be issued      1,056,700                 --

(See accompanying notes to these consolidated financial statements)

Omnicity Corp. (formerly Bear River Resources, Inc.)
Notes to Consolidated Financial Statements

1. Nature of Operations and Continuance of Business

The Company was incorporated as Bear River Resources, Inc. in the State of Nevada on October 12, 2006 and was registered as an extra-provincial company under the Business Corporations Act of British Columbia on November 6, 2006. Prior to February 17, 2009 the Company was a Development Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "ACCOUNTING AND REPORTING FOR DEVELOPMENT STAGE ENTERPRISES". The Company's principal business was the acquisition and exploration of mineral resources.

The Company filed a Registration Statement with the United States Securities and Exchange Commission to register 10,087,000 post-forward split common shares for sale by existing shareholders. The Company did not receive any proceeds from the resale of common stock by existing shareholders. The Registration Statement was declared effective on September 18, 2007.

On October 21, 2008 the Company changed its name to Omnicity Corp. and increased its issued share capital on a 7.7 new for 1 old basis. The Company increased its authorized share capital to 1,540,000 common shares and changed its trading symbol to "OMCY.OB". All share and per share amounts have been retroactively restated.

On February 17, 2009, the Company acquired, by way of an Agreement and Plan of Merger with Omnicity Acquisition Co. (a wholly-owned Indiana subsidiary) and Omnicity, Incorporated, an Indiana company, all of the issued and outstanding shares of Omnicity, Incorporated. Omnicity, Incorporated (incorporated on August 13, 2003) provides broadband access, including advanced services of voice, video and data, in un-served and underserved small and rural markets and is planning to be a consolidator of rural market broadband nationwide. The Company's strategy is to provide a total broadband solution and continue growth through acquisitions, organic growth and partner with rural electric membership co-ops ("REMCs") and rural telephone companies. The total purchase price was 23,000,000 post-forward split restricted common shares of the Company. In addition the Company caused 33,880,000 post-forward split restricted common shares of the Company to be cancelled leaving 33,087,007 post-forward split common shares issued and outstanding, of which 10,087,000 were not restricted.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated substantial revenues but has sustained losses since inception and has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued cooperation from its creditors and the ability of the Company to obtain necessary debt and/or equity financing to repay overdue obligations, to fund its growth strategy and to continue operations, and the attainment of profitability. As at July 31, 2009, the Company had a working capital deficit of $2,584,984 and a stockholders' deficit of $1,074,097. All of these factors combined raises substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has been addressing its liquidity and working capital issues and continues to raise additional capital through the issuance of vendor and short-term notes, a senior subordinated debenture offering and issuance of equity securities to private and institutional investors. Management believes this additional capital and the expanded customer base through acquisitions and organic growth will provide the Company the opportunity to be operationally cash flow positive and profitable over the next twelve months.

2. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is July 31. Pursuant to a Board of Directors Resolution dated March 20, 2009 Omnicity Corp. changed its fiscal year end from June 30 to July 31 to coincide with the fiscal year end of its acquired operating subsidiary, Omnicity, Incorporated.

Omnicity Corp. (formerly Bear River Resources, Inc.)
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. Amount due bank represents checks written and released but not yet presented to the bank for payment, effectively outstanding checks in excess of bank balances.

Concentration of Business and Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company reviews a customer's credit history before extending credit. There were no individual customers with balances in excess of 10% of the accounts receivable or net sales balances at July 31, 2009 and 2008.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. An additional allowance is recorded based on certain percentages of aged receivables, which are determined based on historical experience and assessment of the general financial conditions affecting the Company's customer base. If actual collections experience changes, revisions to the allowance may be required. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance. The allowance for doubtful accounts was $10,000 at July 31, 2009 and 2008.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation based on estimated useful lives utilizing the straight-line method. In accordance with SFAS No. 51, "FINANCIAL REPORTING BY CABLE TELEVISION COMPANIES" ("SFAS No. 51"), the Company capitalizes costs associated with the construction of new transmission facilities. Capitalized construction costs include materials, labour, applicable indirect costs and interest. The Company's methodology for capitalization of internal construction labour and internal and contracted third party installation costs (including materials) utilizes standard costing models based on actual costs. Materials and external labour costs associated with construction activities are capitalized based on amounts invoiced to the Company by third parties.

Computers and wireless equipment also consists of spare equipment and supplies not put in use such as radios, antennas, cable and wire and is stated at the lower of cost (first-in, first-out basis) or market. The carrying value of such equipment was $234,867 (2008 - $163,743). The spare electronic equipment is maintained to provide replacement parts when and if needed in a short time period to provide minimal service disruption to customers in the event of a parts failure and to install new customers premises equipment quickly when ordered. Spare equipment and supplies are not depreciated until put into use.

Omnicity Corp. (formerly Bear River Resources, Inc.)
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Improvements that extend asset lives are capitalized. Other repairs and maintenance costs are charged to operations as incurred. Estimated useful lives for property and equipment are as follows:

               Description                             Life
               -----------                            -------
     Computer and wireless equipment                  3 years
     Towers and infrastructures                       5 years
     Furniture and fixtures                           7 years
     Vehicles                                         5 years
     Software                                         3 years

The Company periodically evaluates the useful lives of its property and equipment. The Company's property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net undiscounted cash flows expected to be generated by the related assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair market value of the assets. No impairment was recorded at July 31, 2009 or 2008.

Customers' Relationships

Customers'   relationships   represent   the  value   attributed  to  customers'
relationships acquired in asset acquisitions and are amortized over a 7-year period.

Long-lived Assets

Pursuant to SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS", the Company evaluates property and equipment and amortizable intangible assets for impairment whenever current events and circumstances indicate the carrying amounts may not be recoverable. The evaluation of long-lived assets for impairment requires a high degree of judgment and involves the use of significant estimates and assumptions. If the carrying amount is greater than the expected future undiscounted cash flows to be generated, the Company recognizes an impairment loss equal to the excess, if any, of the carrying value over the fair value of the asset. The Company generally measures fair value based upon the present value of estimated future net cash flows of an asset group over its remaining useful life.

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

Foreign Currency Transactions

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "FOREIGN CURRENCY TRANSLATION", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are minimal but primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Omnicity Corp. (formerly Bear River Resources, Inc.)
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

Deferred Revenue

Deferred revenue represents services billed but unearned.

Revenue Recognition

The Company charges a recurring subscription fee for providing wireless broadband services to its subscribers. Revenue from service is recognized as monthly services are rendered in accordance with individual customer arrangements. Credit risk is managed by disconnecting services to customers whose accounts are delinquent for a specified number of days. Consistent with SFAS No. 51, installation revenue obtained from the connection of subscribers to the system is recognized in the period installation services are provided to the extent of related direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the system. From time to time, the Company enters into barter arrangements whereby it provides certain customers with wireless broadband services in exchange for use of towers and equipment owned by customers. Revenue and expenses recorded under barter arrangements was $66,851 (2008 - $42,000) for the year ended July 31, 2009.

Advertising Costs

The Company incurs advertising costs in the normal course of business, which are expensed as incurred. Advertising costs were $3,459 for the year ended July 31, 2009.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123(R), "SHARE BASED Payments". The Company measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value. On January 2, 2009 the Company issued 1,655,009 Omnicity, Incorporated common shares valued at $289,629 to certain employees as a performance bonus. There is no stock option plan adopted.

Recently Adopted Accounting Pronouncements

Effective this quarter, the Company implemented SFAS No. 165, "SUBSEQUENT EVENTS" ("SFAS 165"). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company's financial position or results of operations. The Company evaluated all events or transactions that occurred after July 31, 2009 up through October 23, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events, other than as disclosed in Note 16.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, "THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - A REPLACEMENT OF FASB STATEMENT NO. 162". The FASB Accounting Standards Codification ("Codification") will become the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission "SEC" under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Omnicity Corp. (formerly Bear River Resources, Inc.)
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

In June 2009, the FASB issued SFAS No. 167, "AMENDMENTS TO FASB INTERPRETATION NO. 46(R)". The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses
(1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), "CONSOLIDATION OF VARIABLE INTEREST ENTITIES", as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS", and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 166, "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS - AN AMENDMENT OF SFAS NO. 140". The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This statement addresses
(1) practices that have developed since the issuance of SFAS No. 140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES", that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES". FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS - AN INTERPRETATION OF FASB STATEMENT NO. 60" ("SFAS 163"). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Omnicity Corp. (formerly Bear River Resources, Inc.)
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (cont.)

In May 2008, the FASB issued SFAS No. 162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES" (SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "THE MEANING OF PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT TO FASB STATEMENT NO. 133" (SFAS 161"). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141 revised"). This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141 revised requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair values as of that date. SFAS 141 revised also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

3. Property and Equipment

Property and equipment consists of the following:

                                                 July 31, 2009     July 31, 2008
                                                 -------------     -------------
                                                       $                 $
Computer and wireless equipment                    1,555,645         1,464,210
Towers and infrastructures                           785,970           551,937
Furniture and fixtures                                44,959            28,754
Vehicles                                              74,529            70,529
Software                                              57,719            17,906
                                                  ----------        ----------
                                                   2,518,822         2,133,336

Less: accumulated depreciation and amortization   (1,496,147)       (1,108,711)
                                                  ----------        ----------

Property and equipment, net                        1,022,675         1,024,625
                                                  ==========        ==========

Omnicity Corp. (formerly Bear River Resources, Inc.)
Notes to Consolidated Financial Statements

4. Deposits and Other Assets

Deposits and other assets consist of the following:

                                                July 31, 2009     July 31, 2008
                                                -------------     -------------
                                                      $                 $
Asset Purchase Agreement deposits                   10,000           125,000
Operating lease deposits                            86,682            11,853
Other long-term deposits                            33,204            12,710
Loan acquisition costs, net                             --             1,525
                                                   -------           -------

                                                   129,886           151,088
                                                   =======           =======

The Company, as part of its growth strategy through acquisitions, enters into Asset Purchase Agreements to acquire certain net assets of businesses that provide wireless broadband services in rural areas of Midwestern, USA. A total of $10,000 (July 31, 2008 - $125,000) of non-refundable deposits paid were paid. See Note 5 for four Asset Purchase Agreements that closed between February, 2009 and July 31, 2009. As at July 31, 2009 the Company had one Agreement that had not closed.

The Company and a leasing company agreed to add an additional $1,000,000 to their existing Master Lease Agreement facility. This new facility is in addition to and in conjunction with earlier agreements the companies signed in November, 2006. The Company has used $749,749 of this additional $1,000,000 facility. The Company acquires, either new or as part of asset acquisitions, certain fixed and wireless tower and customer premises equipment. The Lessor, in turn, acquires these assets and leases them back to the Company pursuant to operating equipment leases. Each sale leaseback transaction requires a 10% deposit as additional security for the stream of lease payments and each lease agreement is for a period of 36 months with a buy-out at the end of the lease equal to the fair value of the equipment at that time. Our Chief Executive Officer and Chairman of the Board of the Company have provided personal guarantees for all remaining lease payments. As at July 31, 2009 a total of $86,682 was held by the Lessor as security deposits. The Company must also provide 30% warrant coverage as additional consideration pursuant to the Master Lease Agreement. See Note 11 regarding warrants issued and to be issued to the Lessor.

5. Acquisition of Assets

Pursuant to Asset Purchase Agreements completed between March, 2009 and July 31, 2009, the Company acquired tower and network infrastructures, wireless tower and customer premises equipment and customers' relationships of wireless internet service providers.

Net consideration for completed asset acquisitions during the years ended July 31 was as follows:


                                                            2009           2008
                                                            ----           ----
                                                              $              $
Cash                                                       482,200            --
Cash received in sale leaseback of acquired equipment     (689,368)           --
Extinguishment of debt                                      10,000            --
Vendor notes payable                                     1,063,800            --
Assumption of debt                                          62,000            --
Capital stock to be issued                                 164,000            --
Capital stock issued                                       892,700       124,938
                                                        ----------      --------

Total Consideration Paid                                 1,985,332       124,938
                                                        ==========      ========

The consideration paid was allocated to the following assets based on their fair values:

                                                            2009           2008
                                                            ----           ----
                                                              $              $
Current assets, net of current liabilities                      --        61,179
Equipment, net of sale leaseback                            45,632        63,759
Customers' Relationships                                 1,939,700            --
                                                         ---------      --------

Assets Acquired                                          1,985,332       124,938
                                                         =========      ========

Omnicity Corp. (formerly Bear River Resources, Inc.)
Notes to Consolidated Financial Statements

5. Acquisition of Assets (cont.)

The carrying value of customers' relationships acquired as at July 31, 2009 consists of:

                                                                         $
                                                                     ----------
Capitalized value                                                     1,939,700
Less: accumulated amortization                                          (98,453)
                                                                     ----------

Customers' relationships, net                                         1,841,247
                                                                     ==========

6. Accrued Liabilities

                                                        July 31,        July 31,
                                                         2009            2008
                                                        -------         -------
                                                           $               $
Accrued interest                                         65,822          80,069
Professional fees accrued                                    --         140,437
Due to Rushville Internet Services, LLC (Note 9 (a))     56,294          17,496
Payroll and severance liabilities                        55,486          38,788
Other current liabilities                                35,829         139,197
Credit cards payable                                         --          40,931
                                                        -------         -------

                                                        213,431         456,918
                                                        =======         =======

7. Notes Payable

                                                                               July 31,       July 31,
                                                                                 2009           2008
                                                                               --------       --------
                                                                                   $              $
Notes payable,  due on demand,  unsecured and bearing  interest at 20%
per annum (2008 -10% per annum.                                                 150,000        150,000

Note payable,  senior subordinated security position,  interest at 20%
per annum, due June, 2011.                                                       53,500             --

Note  payable  due to the  Chairman  of the Board of the  Company,  on
demand, unsecured and bearing interest at 8% per annum.                           8,416        150,000

Notes payable,  due on demand,  unsecured and bearing  interest at 10%
per annum.                                                                       10,000        260,000

Vendor Note - unsecured  and bearing  interest at 7%. Three  quarterly payments of $121,667  starting May 26, 2009. The May 26 and August 26,
2009 payments were postponed after a $5,000 payment was made on August
17, 2009.                                                                       365,000             --

Vendor Note - unsecured  and bearing  interest at 5%. Three  quarterly payments  of $166,600  starting  June 30,  2009.  On June 30, 2009 the creditor  accepted  $50,000 as a partial payment and has postponed the balance of this payment, and the payment due September 30, 2009, until
a future date to be  determined  by the  Company and the note  holder.          449,800             --

Vendor Note - unsecured and bearing  interest at 5%. A $23,000 payment was due on August 31, 2009.  This payment has been  postponed  until a future date to be  determined  by the Company and the note  holder.  A
final payment is due on November 30, 2009.                                       46,000             --

Vendor Note - unsecured  and bearing  interest at 5%. Three  quarterly
payments of $43,333 starting October 31, 2009.                                  130,000             --
                                                                              ---------        -------

                                                                              1,222,716        560,000
                                                                              =========        =======

Omnicity Corp. (formerly Bear River Resources, Inc.)
Notes to Consolidated Financial Statements

8. Long-term Debt

                                                                               July 31,       July 31,
                                                                                 2009           2008
                                                                               --------       --------
                                                                                   $              $

Notes  payable to Jay  County  Development  Corporation.  Non-interest bearing,  repayable  monthly based on the number of subscribers in Jay
County,  Indiana.  Collateralized  by certain equipment located in Jay
County.                                                                         296,911        300,099

Notes  payable  to  Wabash  Rural  Electric   Membership   Cooperative
("Wabash").  Six separate notes were renewed  pursuant to a Memorandum of Understanding  effective  September 24, 2009.  Accrued interest and penalties  to  this  date,  totalling  $115,111,  were  added  to  the principal  amounts  outstanding.  Interest  rates are between 5.7% and
7.45% annually and are  collateralized  by certain equipment in Wabash
County, Indiana. Monthly payments of $448 begin on January 31, 2010 on one note with final payment due December 31, 2015.  Quarterly payments of  $23,469  begin on  December  31,  2009 on three  notes  with final payments  due  between  September,  2016 and August,  2017.  Quarterly payments  of $945 begin on  December  31,  2009 on one note with final payment due July 31, 2014 and  quarterly  payments of $835 on one note
begins on January  31,  2010 with  final  payment  due July 31,  2017.          629,388        490,040

Note payable to Muncie Industrial Revolving Loan Fund Board.  Interest
of 5% only was paid to July 13, 2009.  Monthly  principal and interest of $4,570 payments start August 13, 2009 and end December 13, 2011, at which time the loan will be reviewed by Muncie's  Board of  Directors.
This note is  collateralized by certain equipment in Muncie County and
Delaware County, Indiana.                                                       283,741        247,361

Note payable to Star Financial Bank.  Interest is paid monthly at 8.6%
per annum.  This note is due February,  2010 and is  collateralized by
certain equipment.                                                              193,170        193,170

Note payable to First Farmers Trust & Bank. Monthly principal payments of $6,092 plus variable  interest at 4.5%,  collateralized  by certain
equipment    purchased   in   the   acquisition   of   North   Central
Communications, Inc. Final payment is due December, 2009.                        24,419             --

Note  payable  to First  Farmers  Trust & Bank.  Interest  at 4.5% per
annum,   collateralized   by  certain   equipment   purchased  in  the
acquisition  of  North  Central  Communications,  Inc.  Principal  and
interest  payments of $912 are due monthly.  Final  payment due April,
2011.                                                                            18,657             --

Notes  payable to the son of the  Chairman of the Board of the Company
and to  companies  controlled  by the  Chairman.  Repayable in monthly instalments  of principal  and interest at 8%,  totalling  $5,199,  to
December, 2010, $4,845 from January, 2010 to May, 2012 and $3,492 from
June,  2012 to April 2014.  217,663 - Senior  subordinated  redeemable debenture  owing to a director of the Company - 8% interest  per annum
payable quarterly. Due January 2, 2011.                                          20,000             --

Notes payable with monthly  payments of principal and interest ranging from 5% to 10%,  unsecured.  Total  payments of principal and interest are $12,511 per month to January,  2010; $8,169 to April, 2011; $5,169
to December, 2011; $3,556 to April, 2012; $2,102 to May, 2013.                  263,625         83,797
                                                                              ---------      ---------
Total long-term debt                                                          1,947,574      1,314,467
Less: current portion                                                           511,521        575,258
                                                                              ---------      ---------

Long-term portion                                                             1,436,053        739,209
                                                                              =========      =========

Long-term debt principal payments due over the next five years are as follows:

                      Year               $
                      ----            -------
                      2010            511,521
                      2011            284,530
                      2012            224,432
                      2013            194,426
                      2014            182,133
                Thereafter            550,532

Omnicity Corp. (formerly Bear River Resources, Inc.)
Notes to Consolidated Financial Statements

9. Related Party Transactions and Balances

a) Included in accrued liabilities is $56,294 (2008 - $17,493) owing to Rushville Internet Services, LLC ("RIS") which represents amounts due to RIS under certain lease agreements. The Company and RIS have shareholders in common. The shareholders of RIS agreed to wind-up RIS and sell RIS's assets to Omnicity for $125,000. The Company will receive their assets, being wireless equipment and tower infrastructures, having a fair value of $68,706, and to settle inter-company debt of $56,294. All shareholders of RIS accepted to receive restricted common shares of the Company. Subsequent to July 31, 2009 the Company issued 268,818 restricted common shares to the shareholders of RIS at a fair value of $0.465 per common share.

b) The Company's capital lease obligations entirely relate to assets leased from a company beneficially owned by the Chairman of the Board of the Company (See note 12). During the year, a further $6,800 was received from this related party pursuant to two capital leases and interest of $11,212 and principal of $43,724 was paid during the year.

c) Current liabilities owing to the son of the Chairman of the Board of the Company and to companies controlled by the Chairman, totalling $217,663, were converted into long-term debt during the year. These loans are repayable in monthly instalments of principal and interest, at 8%, totalling $5,199 to December 2010, $4,845 from January, 2010 to April, 2012 and $3,492 from May, 2012 to April 2014. The Chairman of the Board also converted a $150,000 short-term note plus accrued interest into common stock of Omnicity, Incorporated prior to the reverse merger.

d) The Company advanced $5,000 to its Chief Executive Officer as an advance for expenses. This advance is non-interest bearing, unsecured and due on demand. The Company advanced $10,000 to Cue Connex, LLC, a company owned the Company's VP of Sales and Marketing prior to the Company acquiring the assets of Cue Connex, LLC for $99,000. Consideration paid was the settlement of the $10,000 advance and 121,417 restricted common shares of the Company having a value of $89,000. These shares were issued on August 18, 2009.

e)   Wabash  REMC's Chief  Executive  Officer is a director of the Company.  See
     Note 8 for six loans owing to Wabash REMC and the related Memorandum of Understanding dated September 24, 2009. A loan of $30,000 was received during the year and a total of $60,298 of interest and penalties was charged to operations.

f) A director and two companies controlled by two directors subscribed for 499,886 Units at $0.35 per Unit and received 499,886 common shares and warrants to acquire a further 249,943 common shares at $0.50 per share expiring May 8, 2011.

g) A director loaned $20,000 pursuant to a senior subordinated redeemable debenture. 8% interest per annum is payable quarterly and matures January 2, 2011. The director can request settlement in common shares or cash on the maturity date. A company owned 1/3 by a director loaned the Company $15,000 during the year which was repaid including a $1,500 bonus.

h) The Company recognized interest expense attributed to all related party debt of $95,820 (2008 - $61,082) for the years ended July 31, 2009 and 2008.

Omnicity Corp. (formerly Bear River Resources, Inc.)
Notes to Consolidated Financial Statements

10. Common Stock

a) On October 21, 2008 the Company increased, by way of a stock dividend, its issued share capital on a 7.7 new for 1 old basis. There were 43,967,007 common shares outstanding after the forward split. As part of a stock dividend the Company also increased its authorized share capital to 1,540,000,000 common shares.

b) On February 17, 2009, the Company acquired, by way of an Agreement and Plan of Merger, all of the issued and outstanding shares of Omnicity, Incorporated, an Indiana company (See Note 1). The Company issued a total of 23,000,000 post-forward split restricted common shares of the Company to the shareholders of Omnicity, Incorporated for 100% of Omnicity,
     Incorporated. In addition, the Company caused 33,880,000 founders' post-forward split common shares of the Company to be cancelled leaving 33,087,007 post-forward split common shares issued and outstanding as at February 17, 2009.

c) On April 29, 2009 and June 9, 2009 the Company issued a total of 1,973,988 restricted common shares of the Company at an average fair value of $0.45 per common share, totalling $892,700, to acquire tower infrastructures, wireless equipment and customers' relationships.

d) In May and June, 2009 the Company issued a total of 2,607,387 Units of the Company at $0.35 per Unit pursuant to Unit and Unit for Debt Private Placement Offerings. Each Unit contained one common share and one-half of one share purchase warrant. Each whole warrant is exercisable into one common share at $0.50 per share expiring two years after issuance. A total of $912,585 was received ($674,810 of cash and $237,775 of debt settled) pursuant to Unit and Unit for Debt Subscription Agreements. A total of $52,595 of legal expenses was netted against this offering for total net proceeds of $859,990.

e) On June 1, 2009 the Company entered into an agreement with Onyx Consulting Group, LLC ("Onyx") to manage all aspects of the Company's investor and media relations program. The Company paid a fee to Onyx in the amount of $40,000 for the period June 1, 2009 to November 30, 2009 and issued 350,000 restricted common shares of the Company having a fair value of $0.355 per common share or $124,250 in total. As at July 31, 2009 the Company charged $54,750 to operations and recorded $111,500 as a prepaid expense.

f) As at July 31, 2009, pursuant to two completed Asset Purchase Agreements, the Company was committed to issuing 229,855 restricted common shares of the Company at an average fair value of $0.71 per common share, totalling $164,000, to acquire tower infrastructures, wireless equipment and customer relationships. These shares were issued on August 18, 2009.

g) See Note 9 (a) regarding a commitment to issue 268,818 restricted common shares at $0.465 per common share to acquire tower infrastructures and tower and customer premises equipment and to settle an inter-company liability. These shares were issued on October 13, 2009.

h) The Company received $73,000, and subsequently received a further $20,000, pursuant to Unit Private Placement Subscription Agreements with certain private investors. The Company has agreed to issue 146,000 units at $0.50 per unit. Each unit will contain one common share and one half of one common share purchase warrant. Each whole warrant is exercisable into one common share at $1.00 per share expiring two years from receipt of funds.

i) The Company received $1,000,000 from a major shareholder on October 20, 2009. These funds plus $400,000 received on July 3, 2009 were combined and a subscription agreement for 4,000,000 units at $0.35 per unit was executed on October 20, 2009. Each unit will contain one common share and one half of one common share purchase warrant. Each whole warrant is exercisable into one common share at an exercise price of $0.50 per common share expiring October 20, 2011 (See Note 16 (f)).

Omnicity Corp. (formerly Bear River Resources, Inc.)
Notes to Consolidated Financial Statements

11. Warrants

On December 1, 2006, pursuant to a Master Lease Agreement and related Warrant Agreement (the "Agreements"), the Company received $233,333 pursuant to a sale leaseback arrangement and was obligated to provide the Lessor with 30% warrant coverage. This derivative liability was not recorded on December 1, 2006, in error, and therefore the Company has restated its comparative periods presented to increase liabilities and deficit as at July 31, 2007 and 2008 by $70,000. This amount was calculated using Black Scholes Option Pricing Model using the following assumptions: 5 year expected life, 0% expected dividends, 90% volatility and a risk-free interest rate of 1.65%. On February 17, 2009 and March 27, 2009 the Company received $489,368 pursuant to two sale leaseback schedules completed and was obligated to provide the Lessor warrant coverage of 30%. The Company recorded $126,907 as a derivative liability and financing expense. This amount was calculated using Black Scholes Option Pricing Model using the following assumptions: 5 year expected life, 0% expected dividends, 90% volatility and an average risk-free interest rate of 1.75%.

On June 24, 2009, to settle the commitments to issue warrants, the Company issued common share purchase warrants to purchase up to 418,039 common shares of the Company. These warrants are exercisable as follows:

     a) at $0.45 per common share as to 155,556 warrants expiring December 1, 2011;
     b) at $0.51 per common share as to 77,569 warrants expiring February 17, 2019;
     c) at $0.58 per common share as to 184,914 warrants expiring March 27, 2019.

Pursuant to $0.35 Unit and Unit for Debt Private Placement Subscription Agreements there are 1,303,695 common share purchase warrants outstanding exercisable at $0.50 per common share expiring as follows:

     a)   as to  1,199,408  warrants  - expiring  May 8, 2011;
     b)   as to  100,000  warrants  -  expiring  June 24,  2011;
     c)   as to 4,287 warrants - expiring - September 17, 2011.

See Note 16 (e) and (f) for 2,291,697 common share purchase warrants issued on October 20, 2009. These warrants are exercisable at $0.50 per common share expiring October 20, 2011.

On July 9 and July 14, 2009, pursuant to the Agreements, the Company received $260,381 pursuant to two sale leaseback schedules completed and is obligated to provide the lessor 30% warrant coverage. The Company was committed to issuing 139,490 share purchase warrants to acquire 139,490 common shares at an exercise price of $0.56 per common share expiring July 14, 2019. These warrants were issued on October 13, 2009. The Company recorded $63,132 as a derivative liability and financing expense. This amount was calculated using Black Scholes Option Pricing Model using the following assumptions: 5 year expected life, 0% expected dividends, 90% volatility and an average risk-free interest rate of 2.36%.

In total, including warrants issued subsequent to July 31, 2009, the Company has common share purchase warrants issued and outstanding to purchase up to 1,861,224 common shares at an average exercise price of $.51 per common share having an average remaining life of 3 years.

Omnicity Corp. (formerly Bear River Resources, Inc.)
Notes to Consolidated Financial Statements

12. Lease Obligations

Pursuant to the Master Lease Agreement disclosed in Note 4, the Company received $749,749 pursuant to four sale leaseback schedules completed. These sale leaseback arrangements are treated as operating leases and repaid over a 36 month period. During the year, rental expense under operating leases was $211,047 (2008 - $95,980).

Future minimum lease payments for equipment acquired under non-cancellable capital leases from a related party (See Note 9) and operating leases with initial terms of more than one year are as follows:

                                                        Capital       Operating
                                                        Leases          Leases
                                                        ------          ------
Twelve months ending July 31,                              $               $

2010                                                    57,497         434,173
2011                                                    32,666         386,953
2012                                                    13,768         262,585
2013                                                     6,620          19,200
2014                                                        --          19,200
                                                       -------         -------
Total minimum lease payments                           110,552

Less: amounts representing interest                     13,537
                                                       -------

Present value of net minimum lease payments             97,015
Less: current portion                                   50,147
                                                       -------

Long-term capital lease obligations                     46,868
                                                       =======

Long-term capital lease obligations are to be repaid over the next five years as follows:

                      Year               $
                      ----             ------
                      2010             28,434
                      2011             12,873
                      2012              5,561
                      2013                 --
                      2014                 --

13. 401(K) Plan

The Company established a 401(K) plan (the "Plan") effective October 1, 2008. All employees having attained the age of 21 and having completed three months of service are eligible to participate in the Plan. Plan participants may elect to have 1% to 15% of their annual compensation contributed to the Plan. The Company plans to provide a discretionary match of up to 4% of the participants' basic compensation.

Omnicity Corp. (formerly Bear River Resources, Inc.)
Notes to Consolidated Financial Statements

14. Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the Federal and State income tax rates to earnings before income taxes. Federal and State income tax losses of approximately $6,700,000 are no longer immediately available to the Company pursuant to the change of control rules of Section 382 of the Internal Revenue Code. However, an annual deduction equal to approximately $238,000 is available to reduce taxable income of future years for the next 28 years. This annual deduction is available until a total of $6,700,000 has been deducted in total.

The Company has consolidated net operating losses ("NOL") of approximately $2,040,000 to carry forward. These NOL's are available to offset taxable income in future years and begin expiring in fiscal 2027. Pursuant to SFAS 109, the potential benefit of these NOL's carried forward have not been recognized in the consolidated financial statements since the Company cannot be assured that it is more likely than not that such benefit will be realized in future years. The following is a summary of the components of the provision for income tax benefit and related valuation allowance for the years ended July 31:

                                                    2009                2008
                                                  --------            --------
                                                      $                   $
Deferred income tax benefit:
  Federal (34%)                                   (660,000)           (352,000)
  State (8.5%)                                     (45,000)            (58,000)
                                                  --------            --------

                                                  (705,000)           (410,000)
Valuation allowance                                705,000             410,000
                                                  --------            --------
Total income tax benefit                                --                  --
                                                  ========            ========

A reconciliation of the provision for income taxes to the statutory federal and state rates is as follows:

                                                    2009                2008
                                                  --------            --------
                                                      $                   $

Statutory tax rate Federal and State:                 42.5%               42.5%
Change in valuation allowance                        (42.5%)             (42.5%)
                                                  --------            --------

Effective Tax Rate                                       0%                  0%
                                                  ========            ========

Omnicity Corp. (formerly Bear River Resources, Inc.)
Notes to Consolidated Financial Statements

15. Restatement of Prior Periods due to Correction

The Company has restated prior period financial statements pursuant to error corrections. Pursuant to SFAS No. 154, "Accounting Changes and Error Corrections", previously issued financial statements and comparative financial statements issued currently are to be restated for correction of errors. Cumulative effects of errors are reflected in beginning balances of assets and liabilities with the offsetting adjustment reflected in the beginning deficit balance.

Errors in the recording of accounts payable from June, 2006 to April, 2008 resulted in a net reduction of $127,477 in current liabilities with a corresponding net increase to net income of prior years and a decrease to deficit of $127,477. Also, on December 1, 2006, pursuant to a Master Lease Agreement and related Warrant Agreement, the Company received $233,333 pursuant to a sale leaseback arrangement and was obligated to issue warrants. This derivative liability was not recorded on December 1, 2006, in error, and the Company has restated its comparative periods presented to increase liabilities and deficit as at July 31, 2007 and 2008 by $70,000 being the value of warrants to be issued.

The combined effect of these errors in the financial statements for the year ended July 31, 2008 is as follows:

                                             Previously
                                              Reported          Adjustments        Restated
                                              --------          -----------        --------
                                                 $                   $                 $
Balance Sheet:
  Accounts payable                             539,450           (153,313)           386,137
  Derivative liability                              --             70,000             70,000
  Deficit                                   (5,129,849)            83,313         (5,046,536)
Statement of Operations:
  Revenue                                      997,444             36,866          1,034,310
  Plant and signal delivery                   (584,519)            18,179           (566,340)
  Net loss                                  (1,034,633)            55,045           (979,588)
  Loss per share - basic and diluted              (.03)                --               (.03)
Stockholders' Deficit:
  Deficit - beginning of year               (4,095,216)            28,541         (4,066,675)
  Deficit - end of year                     (5,129,849)            83,313         (5,072,372)

16. Subsequent Events

Subsequent to July 31, 2009 the Company has:

     a) received $10,000 pursuant to the Company's 8%, 18 month senior subordinated debenture $20,000 pursuant to the Company's $0.50 unit private placement. See Note 10 (h).
     b) issued 229,855 restricted common shares of the Company on August , at a fair value of $0.71 per common share, totalling $164,000, pursuant to the acquisition of wireless equipment, tower infrastructures and customers' relationships. A total of $164,000 was recorded as common stock subscribed for as at July 31, 2009;
     c) issued 139,490 common share purchase warrants to acquire 139,490 common shares at an exercise price of $0.56 per common share expiring July 14, 2019;
     d) issued 268,818 restricted common shares to the shareholders of RIS at a fair value of $0.465 per common shares (See Note 9 (a)).
     e)   received  $100,000  from a major  shareholder  on  September  9,  2009 pursuant to a short-term loan. On October 20, 2009 this loan plus accrued interest of $4,767 plus two long-term debt notes totalling $99,420 were converted into equity. Pursuant to a $0.35 unit for debt private placement subscription agreement the Company has agreed to issue 583,394 Units at $0.35 per unit. Each unit will contain one common share and one half of one common share purchase warrant. Each whole warrant is exercisable into one common share at an exercise price of $0.50 per common share expiring October 20, 2011;
     f) received $1,000,000 from a major shareholder on October 20, 2009. These funds plus $400,000 received on July 3, 2009 were combined and a subscription agreement for 4,000,000 units at $0.35 per unit was executed on October 20, 2009. Each unit will contain one common share and one half of one common share purchase warrant. Each whole warrant is exercisable into one common share at an exercise price of $0.50 per common share expiring October 20, 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our principal independent accountants.

ITEM 9A(T). CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Greg Jarman our principal executive officer and Don Prest, our principal financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15, due to the deficiencies in our internal control over financial reporting as described below.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act.

The management of the Company assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on this assessment, management determined that, during the year ended July 31, 2009, our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules, as more fully described below. This was due to deficiencies in the design or operation of the Company's internal control that adversely affected the Company's internal controls and that may be considered to be material weaknesses.

Management identified the following material weaknesses in internal control over financial reporting:

     1. The Company has limited segregation of duties which is not consistent with good internal control procedures.
     2.   The  Company  does not have a  written  internal  control  procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future. This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal controls.

Management believes that the material weaknesses set forth in items 1 and 2 above did not have an affect on the Company's financial results.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.

Management will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only the management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Name and Municipality
   of Residence               Age               Current Office
   ------------               ---               --------------

Richard Beltzhoover
Carmel, Indiana, USA          70    Chairman, Director

Greg Jarman
Rushville, Indiana, USA       46    President, Chief Executive Officer, Director
Don Prest
Vancouver, Canada             49    Chief Financial Officer, Director

David Bradford
Angola, Indiana, USA          61    Chief Operating Officer, Director

Paul Brock
Vancouver, Canada             45    Director

Robert Pearson
Wabash, Indiana, USA          52    Director

William Herdrich

Rushville, Indiana, USA       63    Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

GREG JARMAN

Mr. Jarman was appointed President and Chief Executive Officer on June 23, 2009. Mr. Jarman has been the chief architect of Omnicity's rural broadband focus and its long-term development strategy. Mr. Jarman has been with the Company since 2003, Chief Operating Officer since 2006 and President since 2008. Mr. Jarman most recently served as President of RushDSL, a rural broadband services provider. Mr. Jarman has also served as Chief Technology Officer of Q-media, a network services and managed services provider and was Chief Technology Officer and board member of Netisun LLC where he directed Netisun's technical services group and managed network infrastructure. Mr. Jarman was a founder and executive of Indiana Communications & Systems, Inc., which was a rural business ISP and managed service providers acquired by Netisun LLC. He has 25 years of technical experience working with many corporate and governmental agencies, and has consulted with Northrop, The Associated Group, United Student Aid Funds,
Cinergy, Sperry, Unisys, and EDS. Mr. Jarman received his AS in Computer Information Services from Indiana Central University and has spent 10 years of his career in information systems consulting.

DON PREST has been our Chief Financial Officer and a member of our board of directors since July 18, 2007. Mr. Prest will lead the SEC public financial reporting process for the Company and the overall financing plan. Mr. Prest has been a US and Canadian public company assurance partner for 17 years at a large regional PCAOB registered accounting firm located in Canada, where his career began 26 years ago. Prior to December 31, 2009 Mr. Prest was an assurance partner for over 150 public US companies. Mr. Prest has retired from this position as at December 31, 2008 to focus on the business of the Company. Mr. Prest is a 1/3 owner of FBP Capital Corp. ("FBP"), a merchant bank, for 6 years where he has leveraged his international tax and assurance practice and contacts to assist FBP's clients in going and being public. Mr. Prest also served as the Chief Financial Officer for Power Air Corporation for three years. Power Air is a public fuel cell company. Mr. Prest is currently serving as President and Chief Financial Officer for Omnicity Corp., the OTCBB listed company that will be the parent company for Omnicity Incorporated. Mr. Prest will stay on as the Chief Financial Officer of the Company and continue to be a director. Mr. Prest started his career in 1983 upon graduating from BCIT in Financial Management. Mr. Prest received his Canadian CA designation in 1991 and his US CPA designation in 1997.

DAVID BRADFORD Mr. Bradford became our Chief Operating Officer on July 30, 2009 and is in charge of managing the profitability of the Company's day-to-day operations in support of established policies, goals and objectives while providing leadership, strategic direction and vision to the Company. He also assists senior officers of the Company in the design and development of the Company's long-term strategic planning, organization of resources to execute its plan, and the timely and accurate reporting and analysis of operating results. His responsibilities include management of acquisitions, operations, and financial matters, and ensuring their most effective synthesis to the maximization of the Company's strategic and operating plans. Mr. Bradford has devoted the majority of his senior management career to the telecommunications industry. From 1977 through 1987 he served in executive positions at the Chicago Tribune's broadcast and cable television divisions. Positions included Vice President and General Manager for Tribune Cable Communications, Vice President of Operations for WGN Electronic Systems Company, and Director of Strategic Planning for Tribune Cable and subsidiaries. After leaving the Tribune companies Mr. Bradford served as President of Empire Communications and Bradford Communications, Inc., both rural cable television multi-system operators. Mr. Bradford subsequently served as President of National Telsat, Inc., a rural wireless television and data provider. Mr. Bradford brings thirty years of successful subscriber based telecommunications operating experience to the Company as well as participation and oversight of numerous debt and equity financings, acquisitions, and restructurings.

RICHARD BELTZHOOVER Mr. Beltzhoover was formerly the Chief Executive Officer from inception until June 23, 2009. He now devotes his time to the Board of Directors and assisting the CEO in capital raising efforts. He was the first investor of Omnicity Incorporated and brings more than 35 years' business and corporate venturing experience to the Company. Mr. Beltzhoover was the Chief Operations Officer and Board member of National Vulcanized Fibre and, since 1975, has served as founder and President of Insul Reps, which represents manufacturers in the electronic and electro-mechanical markets. Mr. Beltzhoover grew sales to $40 million and directed Insul Reps expansion. Mr. Beltzhoover was also instrumental in funding and guiding Indy Connection into becoming an $8 million revenue ground transportation company, ultimately selling to Carey Limousine for $12 million. Other companies he founded include Midwest Rail, Prestige Magazine, Hunt Graphics, and Digital Arts, all of which sold to private companies. Mr. Beltzhoover holds a Bachelor of Science in Mechanical Engineering from Penn State University.

PAUL BROCK Paul Brock is a business management consultant with experience running public and private companies involved primarily in the telecom and financial services sector, developing software and applied electronic technologies in the UK, the Middle East, Asia, Latin America, as well as throughout the US and Canada. In 1988 Mr. Brock co-founded VendTek Systems Inc. (TSX:VSI), which grew to over $100 million in revenues by 2008 when he resigned as Chairman. During his tenure at VendTek he created and also served as President of VendTek Industries Inc. (Canada), a Director of VendTek International Inc. (USA), President (until June 2002) of Now Prepay Inc. (Canada), and President of VendTek China Systems Technologies (Beijing) Co., Ltd (China). Mr. Brock was a co-founder in 2003 and President of Fortune Partners Inc., which listed on the OTCBB, and later acquired Power Air Corp. where he continues as a Director. He was co-founder and President of Rochdale Mining
Corp. listed on the OTCBB and later acquired Zoro Mining Corp. where he continues as a Director. Mr. Brock is the founder in 1999 and President of Bent International Inc., which is a privately owned business consulting company. Mr. Brock now serves as a director of the following public companies; Power Air Corp, i-Level Media Corp, Zoro Mining Corp, Silica Resources Corp, and VendTek Systems Inc. Mr. Brock is a graduate of the British Columbia Institute of Technology's Robotics and Automation Technology Program, a graduate of Simon Fraser University's Executive Management Development Program. He is a member in good standing of the professional association of the Applied Science Technologists of BC, and an accredited professional director with the Institute of Charters Secretaries and Administrators (ICSA) in Canada.

ROBERT PEARSON has been a member of our board of directors since February 17, 2009. Mr. Pearson has been employed by the Wabash County, Indiana REMC since 1990 and is currently the Chief Executive Officer since 1995.

WILLIAM HERDRICH is a Rushville, Indiana native and has been involved in finance in the oil and gas industry for forty years. He has a deep understanding of Midwest rural markets having been a retailer and wholesaler in the petroleum industry, and actively participating in numerous leadership roles on regional and national boards. Mr. Herdrich has assisted in the creation of several firms including finance, environmental and real estate development.

TERM OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than the officers and directors described above.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

     1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
     2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
     3.   being  subject to any order,  judgment  or  decree,  not  subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
     4. being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the SECURITIES EXCHANGE ACT OF 1934 requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. During the fiscal year ended July 31, 2009, except as disclosed below, these filings were made on a timely basis:

                    No. of Late/Unfiled Reports      No. of Late/Unfiled Reports
                         During the Fiscal                During the Fiscal
Reporting Person      Year Ended July 31, 2009         Year Ended July 31, 2008
----------------      ------------------------         ------------------------

Don Prest             1 - late Form 4 regarding                 Nil
                          one transaction
William Herdrich      1 - failed to file Form 3                 N/A

CODE OF ETHICS

On October 22, 2009 our Board of Directors adopted a Corporate Governance Manual which includes a Code of Ethics applicable to its principal executive officer, its principal financial officer, its principal accounting officer or controller, or persons performing similar functions.

COMMITTEES

On June 17, 2009 our Board of Directors adopted our nominating, audit and compensation committee charters. Pursuant to these charters independent directors are the only members of the audit committee. Paul Brock and William Herdrich are the two independent members of each of these committees.

The Board can elect one additional non-independent member for the nominating and compensation committees. On October 22, 2009 the Board elected Greg Jarman to be the one non-independent member of the compensation committee.

Both of our independent directors sitting on our audit committee are considered "financial experts".

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The table below summarizes all compensation awarded to, earned by or paid to our executive officers by any person for all services rendered in all capacities to us during our fiscal years ended July 31, 2009 and 2008.

                           SUMMARY COMPENSATION TABLE

                                                                          Non-Equity      Nonqualified
 Name and                                                                 Incentive         Deferred      All Other
 Principal                                         Stock       Option        Plan         Compensation    Compen-
 Position            Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)    sation($)  Totals($)
 --------            ----   ---------  --------   ---------   ---------  ---------------   -----------    ---------  ---------
Richard Beltzhoover  2008          0      nil          nil       nil           nil             nil           nil            0
(Former) Chief       2009(1)  30,000      nil      104,125       nil           nil             nil           nil      134,125
Executive Officer

Don Prest            2008     35,750      nil          nil       nil           nil             nil           nil       35,750
Chief Financial      2009        nil      nil          nil       nil           nil             nil           nil          nil
Officer

Greg Jarman          2008     68,445      nil          nil       nil           nil             nil           nil       68,445
Chief Executive      2009     73,455      nil       93,187       nil           nil             nil           nil      166,642
Officer and President

----------
(1) Mr. Beltzhoover resigned as our Chief Executive Officer on June 17, 2009 and Mr. Jarman was appointed our Chief Executive Officer in his place on the same day.

OUTSTANDING EQUITY AWARDS

As at July 31, 2009, there were no unexercised options, stock that had not vested or outstanding equity incentive plan awards with respect to any of our officers or directors.

COMPENSATION OF DIRECTORS

Except as disclosed below, we did not pay our directors any fees or other compensation for acting as directors during our fiscal year ended July 31, 2009. Certain of our current or former directors serve or have served as officers of the Company, and any compensation they received due to their service as an officer is disclosed in the table above and is not included in the table below:

                              DIRECTOR COMPENSATION

                        Fees                              Non-Equity       Nonqualified
Name and               Earned                              Incentive         Deferred
Principal              Paid in      Stock      Option        Plan          Compensation      All Other
Position               Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
--------               -------     ---------  ---------  ---------------    -----------    ---------------   --------
Richard Beltzhoover      nil          nil        nil           nil              nil             nil             nil
Greg Jarman              nil          nil        nil           nil              nil             nil             nil
Don Prest                nil          nil        nil           nil              nil             nil             nil
David Bradford           nil          nil        nil           nil              nil             nil             nil
Paul Brock               nil          nil        nil           nil              nil             nil             nil
Robert Pearson           nil          nil        nil           nil              nil             nil             nil
William Herdrich         nil          nil        nil           nil              nil             nil             nil

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date of this annual report by: (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our officers and (iv) our officers and directors as a group. Each stockholder listed possesses sole voting and investment power with respect to the shares shown.

                                                                        Amount and nature          Percentage of
Title of class          Name and address of beneficial owner (2)      of beneficial owner            class (1)
--------------          ----------------------------------------      -------------------            ---------
Common Stock            Richard Beltzhoover (3)
                        Carmel, Indiana, USA                               5,852,800                  15.20

Common Stock            Greg Jarman (4)
                        Rushville, Indiana, USA                            1,633,855                   4.24

Common Stock            Don Prest
                        Vancouver, Canada                                        nil                    Nil%

Common Stock            David Bradford
                        Angola, Indiana, USA                                     nil                    Nil%

Common Stock            Paul Brock
                        Vancouver, Canada                                        nil                    Nil%

Common Stock            Robert Pearson
                        Wabash, Indiana, USA                                     nil                    Nil%

Common Stock            William Herdrich
                        Rushville, Indiana, USA                              342,743                    .89

Common Stock            All executive officers and directors
                        as a group (seven persons)                         7,829,398                  20.33

Shareholders of Greater than 5% of Issued and Outstanding Stock

Common Stock            Schwarz Partners LLC (5)                           5,515,059                  14.32

                        Harris Family Limited Partnership and
Common Stock            individual member holdings                         1,949,153                   5.06

----------

(1) Based on 38,517,055 shares of common stock issued and outstanding as of October 23, 2009. Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2) The address of the executive officers and directors is c/o Omnicity, Incorporated, 807 South SR 3, Rushville, Indiana, USA, 46173.
(3) Richard Beltzhoover is the beneficial owner of 671,976 shares owned by Insul Reps Profit Sharing Plan and 225,912 shares owned by Insul Reps, Inc.
(4)  Greg Jarman is a beneficial owner of 11,143 shares owned by Lea Ann Jarman.
(5)  John Schwarz is beneficial owner of Schwarz Partners LLC

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

The  table  set  forth  below  presents   information  relating  to  our  equity
compensation plans as of the date of July 31, 2009:

                                Number of Securities to be                                           Number of Securities
                                 Issued Upon Exercise of         Weighted-Average Exercise         Remaining Available for
                                   Outstanding Options,        Price of Outstanding Options,       Future Issuance Under
                                   Warrants and Rights             Warrants and Rights           Equity Compensation Plans
   Plan Category                           (a)                             (b)                      (excluding column (a))
   -------------                   -------------------             -------------------           -------------------------
Equity Compensation Plans to               n/a                             n/a                               n/a
be Approved by Security
Holders

Equity Compensation Plans Not              n/a                             n/a                               n/a
Approved by Security Holders

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision of our Articles, the operation of which may at any subsequent date result in a change in control of the Company.

ITEM  13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
           INDEPENDENCE

Except as described below, none of the following parties has, in the last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

     1.   any of our directors or officers;
     2.   any person proposed as a nominee for election as a director;
     3. any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or
     4. any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

Paul Brock, Robert Pearson and William Herdrich are independent directors of the Company as provided in the listing standards of the American Stock Exchange.

TRANSACTIONS WITH WILLIAM HERDRICH:

Included in accrued liabilities is $56,294 (2008 - $17,493) owing to Rushville Internet Services LLC ("RIS") which represents amounts due to RIS under certain lease agreements. The Company and RIS have shareholders in common including a company controlled by Mr. Herdrich. The shareholders of RIS agreed to wind-up RIS and sell RIS's assets to Omnicity for $125,000. The Company will receive their assets, being wireless equipment and tower infrastructures, having a fair value of $68,706 and to settle the inter-company debt of $56,294. All shareholders of RIS accepted to receive restricted common shares of the Company. Subsequent to July 31, 2009 the Company issued 268,818 restricted common shares to the shareholders of RIS at a fair value of $0.465 per common share.

Mr. Herdrich and a company controlled Mr. Herdrich subscribed for 342,743 Units at $0.35 per Unit and received 342,743 common shares and warrants to acquire a further 171,372 common shares as $0.50 per share expiring May 8, 2011. Mr Herdrich also loaned $20,000 pursuant to a senior subordinated debenture. 8% interest per annum is payable quarterly and matures January 2, 2011. Mr.
Herdrich can settle in common shares or cash on the maturity date. A company owned 1/3 by a director loaned the Company $15,000 during the year which was repaid including a $1,500 bonus.

TRANSACTIONS WITH ROBERT PEARSON:

Wabash REMC's Chief Executive Officer is Robert Pearson. Since December 21, 2004 six loans have been provided by Wabash REMC. Pursuant to a Memorandum of Understanding dated September 24, 2009. A total of $30,000 was received during the year and $60,298 of interest and penalties was charged to operations. Pursuant to the MOU dated September 24, 2009 accrued interest and penalties to this date, totalling $115,111, were added to the Principal amounts outstanding of $520,040 for a total of $635,151 of Principal and Interest outstanding. These notes were then converted into long-term notes. Interest rates are between 5.7% and 7.45% annually and are collateralized by certain equipment in Wabash County, Indiana. Monthly payments of $448 begin on January 31, 2010 on one note with final payment due December 31, 2015. Quarterly payments of $23,469 begin on December 31, 2009 on three notes with final payments due between September 1, 2016 and August 1, 2017. Quarterly payments of $945 begin on December 31, 2009 on one note with final payment due July 31, 2014 and quarterly payments of $835 on one note begins on January 31, 2010 with final payment due July 31, 2017.

TRANSACTIONS WITH PAUL BROCK:

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Weaver & Martin LLC served as our independent registered public accounting firm and audited our consolidated financial statements for the fiscal year ended July 31, 2009. BGBC Partners LLC served as our independent registered public accounting firm and audited our consolidated financial statements for the fiscal year ended July 31, 2008. Aggregate fees for professional services rendered to us by our current and predecessor auditors are set forth below:

                                       Year Ended             Year Ended
                                      July 31, 2009          July 31, 2008
                                      -------------          -------------

Audit Fees                               $28,250                $61,072
Audit-Related Fees                       $ 6,800                $ 2,700
Tax Fees                                    $nil                $ 3,837
All Other Fees                              $nil                   $nil
                                         -------                -------
Total                                    $26,800                $67,609
                                         =======                =======

AUDIT FEES

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports and services provided in connection with statutory and regulatory filings or engagements.

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

POLICY ON PRE-APPROVAL OF SERVICES PERFORMED BY INDEPENDENT AUDITORS

It is our Board of Directors' policy to pre-approve all audit and permissible non-audit services performed by the independent auditors. We approved all services that our independent accountants provided to us in the past two fiscal years.

ITEM 15. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit No.                           Description
-----------                           -----------

    3.1        Articles of Incorporation. (1)

    3.2        Articles of Merger. (2)

    3.3        Certificate of Change. (2)

    3.4        Bylaws. (1)

   10.1 Agreement and Plan of Merger among the Company, MergerSub and Omnicity Incorporated, dated for reference effective on December 29, 2008. (3)

   21.1        Subsidiaries of the Company - see Subsidiaries

   31.1 Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
(1) Incorporated by reference from our Company's registration statement on Form SB-2 as filed with the SEC on September 10, 2007.

(2) Incorporated by reference from our Company's Current Report on Form 8-K filed with the SEC on October 23, 2008.

(3) Incorporated by reference from our Company's Current Report on Form 8-K filed with the SEC on December 31, 2008.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          OMNICITY CORP.


                          BY: /s/ Greg Jarman
                              --------------------------------------------------
                              Greg Jarman
                              Chief Executive Officer, President, and a Director
                              Date: October 23, 2009


                          BY: /s/ Don Prest
                              --------------------------------------------------
                              Don Prest
                              Chief Financial Officer and a Director
                              Date: October 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                     Title                                          Date
         ---------                                     -----                                          ----

/s/ Richard Beltzhoover
--------------------------------         Chairman of the Board and Director                     October 23, 2009
Richard Beltzhoover


/s/ Greg Jarman
--------------------------------         President, Chief Executive Officer and Director        October 23, 2009
Greg Jarman


/s/ Don Prest
--------------------------------         Chief Financial Officer and Director                   October 23, 2009
Don Prest


/s/ David Bradford
--------------------------------         Chief Operating Officer and Director                   October 23, 2009
David Bradford


/s/ Paul Brock
--------------------------------         Director                                               October 23, 2009
Paul Brock


/s/ Robert Pearson
--------------------------------         Director                                               October 23, 2009
Robert Pearson


/s/ William Herdrich
--------------------------------         Director                                               October 23, 2009
William Herdrich