Form 10-Q
period 2009-10-31
OMNICITY CORP.
filed 2009-12-21
CIK 1411586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2009

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
Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 17, 2009, there were 42,795,895 shares of common stock, par value $0.001, outstanding.

__________

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Omnicity Corp.
Consolidated Balance Sheets
(Unaudited)
	October 31, 2009 $	July 31, 2009 $
		(Audited)
Assets

Current Assets:
Cash	759,948	159,119
Accounts receivable, net	64,780	78,007
Other receivable (Note 10 (c))	9,100	5,000
Prepaid expenses and deposits	5,290	114,173

Total Current Assets	839,118	356,299

Property and Equipment (Note 3)	1,112,803	1,022,675
Deposits and Other Assets (Note 4)	133,893	129,886
Customers' Relationships (Note 6)	1,771,972	1,841,247

Total Assets	3,857,786	3,350,107

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	874,544	838,336
Accrued liabilities (Note 7)	172,221	213,431
Short-term notes payable (Note 8)	506,348	1,222,716
Current portion of long-term debt (Note 9)	741,960	511,521
Current portion of capital lease obligations (Note 13)	46,743	50,147
Deferred revenue	42,000	42,000
Derivative liabilities (Note 12)	-	63,132

Total Current Liabilities	2,383,816	2,941,283

Capital Lease Obligations (Note 13)	38,105	46,868
Long-term Debt (Note 9)	1,945,966	1,436,053

Total Liabilities	4,367,887	4,424,204

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 13)

Stockholders' Deficit:

Common Stock, par value $.001, 1,540,000,000 shares authorized, 38,517,055 and 38,018,382 issued and outstanding, respectively (Notes 11 and 15)	38,517	38,018
Common Stock Subscribed and/or Reserved (Notes 11 and 15)	1,497,594	641,594
Additional Paid-in Capital	6,156,863	5,929,479
Deficit	(8,203,075)	(7,683,188)

Total Stockholders' Deficit	(510,101)	(1,074,097)

Total Liabilities and Stockholders' Deficit	3,857,786	3,350,107

(See accompanying notes to these consolidated financial statements)

Omnicity Corp.
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended October 31, 2009 $	Three Months Ended October 31, 2008 $

Sales, net	617,000	327,733

Expenses:
Service costs	14,098	5,184
Plant and signal delivery	338,270	196,758
Marketing and sales	2,276	761
General and administration	169,444	131,248
Salaries and benefits	410,835	252,316
Depreciation and amortization	170,258	103,686

Total Expenses	(1,105,181)	(689,950)

Loss from Operations	(488,181)	(362,217)

Other Income (Expense):
Other income	46,728	-
Interest expense	(78,433)	(41,040)

Total Other Income (Expense)	(31,705)	(41,040)

Net Loss	(519,886)	(403,257)

Net Loss per Share - Basic and Diluted	(.01)	(.01)

(See accompanying notes to these consolidated financial statements)

Omnicity Corp.
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended October 31, 2009 $	Three Months Ended October 31, 2008 $
Cash flows from (to) operating activities:
Net loss	(519,886)	(403,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	170,258	103,686
Gain on reversal of expenses	(15,250)	-
(Increase) decrease in:
Accounts and other receivable	13,227	(3,321)
Prepaid expenses	(117)	(3,384)
Increase (decrease) in:
Accounts payable and accrued liabilities	63,675	262,204

Net cash used in operating activities	(288,093)	(44,072)

Cash flows (to) investing activities:
(Increase) in deposits	(4,007)	(11,005)
Acquisition of property and equipment	(122,405)	(110,198)

Net cash used in investing activities	(126,412)	(121,203)

Cash flows from (to) financing activities:
Proceeds from short-term notes	148,871	168,020
Repayment of short-term notes	(63,307)	-
Related party advance	(4,100)	-
Proceeds from long-term debt	37,399	-
Repayment of long-term debt and capital lease obligations	(123,529)	(8,245)
Proceeds from issuance of common stock	-	5,500
Proceeds from common stock subscriptions	1,020,000	-

Net cash provided by financing activities	1,015,334	165,275

Increase in cash	600,829	-
Cash, beginning of period	159,119	-

Cash, end of period	759,948	-

Supplemental cash flow information:
Cash paid for interest	48,433	4,427
Cash paid for income taxes	-	-

Supplemental disclosure of non-cash investing and financing activities:
Current liabilities transferred to long-term debt	808,300	-
Current liabilities converted into common stock	-	367,500
Warrants issued pursuant to a Master Lease Agreement	61,132	-

(See accompanying notes to these consolidated financial statements)

Omnicity Corp.
Notes to Consolidated Financial Statements
(Unaudited)

1.     Nature of Operations and Continuance of Business

The Company was incorporated as Bear River Resources, Inc. in the State of Nevada on October 12, 2006 and was registered as an extra-provincial company under the Business Corporations Act of British Columbia on November 6, 2006. On October 21, 2008 the Company changed its name to Omnicity Corp. and increased its issued share capital on a 7.7 new for 1 old basis. The Company increased its authorized share capital to 1,540,000,000 common shares and changed its trading symbol to "OMCY.OB". All share and per share amounts were retroactively restated.

On February 17, 2009, the Company acquired, by way of an Agreement and Plan of Merger with Omnicity, Incorporated, an Indiana company, all of the issued and outstanding shares of Omnicity, Incorporated. Omnicity, Incorporated (incorporated on August 13, 2003) provides broadband access, including advanced services of voice, video and data, in un-served and underserved small and rural markets and is planning to be a consolidator of rural market broadband nationwide. The total purchase price was 23,000,000 restricted common shares of the Company.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated substantial revenues but has sustained losses since inception and has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued cooperation from its creditors and the ability of the Company to obtain necessary debt and/or equity financing to repay overdue obligations, to fund its growth strategy and to continue operations, and the attainment of profitability. As at October 31, 2009, the Company had a working capital deficit of $1,544,698 and stockholders' deficit of $510,101. All of these factors combined raises substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has been addressing its liquidity and working capital issues and continues to raise additional capital through the issuance of vendor and short-term notes, a senior subordinated debenture offering and issuance of equity securities to private investors.

2.     Significant Accounting Policies

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

Omnicity Corp.

Notes to Consolidated Financial Statements

(Unaudited)

2.     Significant Accounting Policies (cont.)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

Concentration of Business and Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company reviews a customer's credit history before extending credit. There were no individual customers with balances in excess of 10% of the accounts receivable or net sales balances at October 31, 2009 and July 31, 2009.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. An additional allowance is recorded based on certain percentages of aged receivables, which are determined based on historical experience and assessment of the general financial conditions affecting the Company's customer base. If actual collections experience changes, revisions to the allowance may be required. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance. The allowance for doubtful accounts was $10,000 at October 31, 2009 and July 31, 2009.

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

Computers and wireless equipment also consists of spare equipment and supplies not put in use such as radios, antennas, cable and wire and is stated at the lower of cost (first-in, first-out basis) or market. Spare equipment is maintained to provide replacement parts when and if needed in a short time period to provide minimal service disruption to customers in the event of a parts failure and to install new customers' premises equipment quickly when ordered. Spare equipment and supplies are not depreciated until put into use.

Improvements that extend asset lives are capitalized. Other repairs and maintenance costs are charged to operations as incurred. Estimated useful lives for property and equipment are as follows:

Description

Life

Computer and wireless equipment

3 years

Tower build-outs

5 years

Furniture and fixtures

7 years

Vehicles

5 years

Software

3 years

Customers' Relationships

Customers' relationships represent the value attributed to customers' relationships acquired in asset acquisitions and are amortized over a 7-year period which matches its estimated useful life.

Omnicity Corp.

Notes to Consolidated Financial Statements

(Unaudited)

2.     Significant Accounting Policies (cont.)

Long-lived Assets

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

Foreign Currency Transactions

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are minimal but primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Recently Adopted Accounting Pronouncements

On July 1, 2009, the FASB officially launched the FASB ASC 105 -- Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification ("the Codification"), as the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission. The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for interim and annual periods ending after September 15, 2009. Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as "FASB ASC". Implementation of the Codification did not have any impact on the Company's consolidated financial statements.

Omnicity Corp.

Notes to Consolidated Financial Statements

(Unaudited)

2.     Significant Accounting Policies (cont.)

The following pronouncements have been issued by the Financial Accounting Standards Board ("FASB"):

In April 2009, the FASB issued an update to FASB ASC 805, "Business Combinations", that clarifies and amends FASB ASC 805, as it applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies. This update addresses initial recognition and measurement issues, subsequent measurement and accounting, and disclosures regarding these assets and liabilities arising from contingencies in a business combination. The Company adopted this Statement on August 1, 2009. Implementation of this update to FASB ASC 805 did not have any impact on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4;"), to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this Statement on August 1, 2009. Implementation of this Standard did not have any impact on the Company's consolidated financial statements.

In May 2009, the FASB issued FASB ASC 855, "Subsequent Events". This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued. The Company adopted this Statement in the fourth quarter of 2009.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140". SFAS No. 166 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" by eliminating the concept of special-purpose entity, requiring the reporting entity to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, changes the requirements for the de-recognition of financial assets, and provides for the sellers of the assets to make additional disclosures. This Statement shall be effective as of the Company's first interim reporting period that begins after November 15, 2009. Earlier application is prohibited. The Company does not anticipate any significant financial impact from adoption of SFAS No. 166. As of October 31, 2009, SFAS No. 166 has not been added to the Codification.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)". SFAS No. 167 addresses the effect on FASB Interpretation 46(R), "Consolidation of Variable Interest Entities" of the elimination of the qualifying special-purpose entity concept of SFAS No. 166, "Accounting for Transfers of Financial Assets". SFAS No. 167 also amends the accounting and disclosure requirements of FASB Interpretation 46(R) to enhance the timeliness and usefulness of information about an enterprise's involvement in a variable interest entity. This Statement shall be effective as of the Company's first interim reporting period that begins after November 15, 2009. Earlier application is prohibited. The Company does not anticipate any significant financial impact from adoption of SFAS No. 167. As of October 31, 2009, SFAS No. 167 has not been added to the Codification.

On June 30, 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) - Generally Accepted Accounting Principles - amendments based on - Statement of Financial Accounting Standards No. 168 - The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates. This ASU includes FASB Statement No. 168 in its entirety. While ASU's will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance. The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009, and the Company does not expect any significant financial impact upon adoption.

Omnicity Corp.

Notes to Consolidated Financial Statements

(Unaudited)

2.     Significant Accounting Policies (cont.)

In August 2009, the FASB issued ASU No. 2009-05 - Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value. This ASU clarifies the fair market value measurement of liabilities. In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles of Topic 820 such as an income or market approach. ASU No. 2009-05 was effective upon issuance and it did not result in any significant financial impact on the Company upon adoption.

In September 2009, the FASB issued ASU No. 2009-12 - Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent). This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value. ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted. Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements upon adoption.

3.     Property and Equipment

Property and equipment consists of the following:

 October 31, 2009
$

 July 31, 2009
$

Computer and wireless equipment

682,860

1,555,645

Towers and infrastructures

808,329

785,970

Furniture and fixtures

50,889

44,959

Vehicles

74,529

74,529

Software

59,728

57,719

1,676,335

2,518,822

Less: accumulated depreciation

(563,532)

(1,496,147)

Property and equipment, net

1,112,803

1,022,675

4.     Deposits and Other Assets

Deposits and other assets consist of the following:

 October 31, 2009
$

 July 31, 2009
$

Asset Purchase Agreement deposits

10,000

10,000

Operating lease deposits

86,682

86,682

Other long-term deposits

37,212

33,204

133,894

129,886

Omnicity Corp.

Notes to Consolidated Financial Statements

(Unaudited)

5.     Customers' Relationships

The carrying value of customers' relationships acquired consists of:

 October 31, 2009
$

July 31, 2009 $

Capitalized value

1,939,700

1,939,700

Less: accumulated amortization

(167,728)

(98,453)

Customers' relationships, net

1,771,972

1,841,247

6.     Acquisition of Assets

The shareholders of Rushville Internet Services, LLC ("RIS") wound-up RIS and sold RIS's assets to Omnicity for $125,000. The Company received their assets, being wireless equipment and tower infrastructures, having a fair value of $68,706, and settled debt of $56,294. On October 13, 2009 the Company issued 268,818 restricted common shares to the shareholders of RIS at a fair value of $0.465 per common share.

7.     Accrued Liabilities

 October 31, 2009
$

 July 31, 2009
$

Accrued interest

90,853

65,822

Due to Rushville Internet Services, LLC (Note 6)

-

56,294

Payroll and severance liabilities

50,712

55,486

Other current liabilities

30,656

35,829

172,221

213,431

8.     Short-term Notes Payable

 October 31, 2009
$

  July 31, 2009
$

Notes payable, due on demand, unsecured and bearing interest at 9.5% per annum.

160,000

150,000

Note payable, senior subordinated security position, interest at 9.5% per annum.

-

53,500

Note payable to a director, due December 9, 2009 with interest of $10,000 to be paid.

100,000

-

Note payable due to the Chairman of the Board of the Company, due on demand, unsecured and bearing interest at 8% per annum.

37,110

8,416

Note payable, due on demand, unsecured and bearing interest at 8% per annum.

10,000

10,000

Vendor Note - unsecured and bearing interest at 7%. This note has been transferred to long-term debt (Note 9).

-

365,000

Vendor Note - unsecured and bearing interest at 5%. This note has been transferred to long-term debt (Note 9).

-

449,800

Vendor Note - unsecured and bearing interest at 5%. This note has been renegotiated. Repayment terms are $5,000 per month to the end of March, 2010 with a balloon payment of $174,238 due on April 30, 2010.

199,238

46,000

Vendor Note - this note has been consolidated with the note above.

-

130,000

506,348

1,222,716

Omnicity Corp.

Notes to Consolidated Financial Statements

(Unaudited)

9.     Long-term Debt

 October 31,
 2009
$

 July 31,
 2009
$

Notes payable to Jay County Development Corporation. Non-interest bearing, repayable monthly based on the number of subscribers in Jay County, Indiana. Collateralized by certain equipment.

295,411

296,911

Notes payable to Wabash Rural Electric Membership Cooperative ("Wabash"). Interest rates are between 5.7% and 7.45% annually and are collateralized by certain equipment. Monthly payments of $448 begin on January 31, 2010 on one note with final payment due December 31, 2015. Quarterly payments of $23,469 begin on December 31, 2009 on three notes with final payments due between September, 2016 and August, 2017.  Quarterly payments of $945 begin on December 31, 2009 on one note with final payment due July 31, 2014 and quarterly payments of $835 on one note begins on January 31, 2010 with final payment due July 31, 2017.

613,799

629,388

Note payable to Muncie Industrial Revolving Loan Fund Board. Interest of 5% only was paid to July 13, 2009. Monthly principal and interest of $4,570 payments started August 13, 2009 and will end December 13, 2011, at which time the loan will be reviewed by Muncie's Board of Directors. This note is collateralized by certain equipment.

273,536

283,741

Note payable to Star Financial Bank. Interest is paid monthly at 8.6% per annum. This note is due February 1, 2010 and is collateralized by certain equipment. The Company is negotiating an extension of this note and to service it over time.

193,170

193,170

Notes payable to First Farmers Trust & Bank. These notes were repaid in full.

-

43,076

Notes payable to the son of the Chairman of the Board of the Company and to companies controlled by the Chairman. Repayable in monthly instalments of principal and interest at 8%, totalling $5,199, to December, 2010, $4,845 from January, 2010 to May, 2012 and $3,492 from June, 2012 to April 2014.

206,343

217,663

Senior subordinated redeemable debentures, 8% interest payable quarterly.

30,000

20,000

Vendor notes payable with monthly payments of $30,000 after a principal reduction of $98,000 on December 9, 2009. Interest ranges from 5% on a $340,000 note to 10% on a $414,800 note.

754,800

-

Notes payable with monthly payments of principal and interest ranging from 5% to 10%, unsecured. Total payments of principal and interest are $15,234 per month to January, 2010; $10,892 to April, 2011; $5,169 to December, 2011; $3,556 to April, 2012; $2,102 to May, 2013.

320,867

263,625

Total long-term debt

2,687,926

1,947,574

Less: current portion

741,960

511,521

Long-term portion

1,945,966

1,436,053

Long-term debt principal payments due over the next five years are as follows:

Year

$

2010

741,960

2011

663,786

2012

369,274

2013

214,920

2014

174,292

Thereafter

523,693

Omnicity Corp.

Notes to Consolidated Financial Statements

(Unaudited)

10.   Related Party Transactions and Balances

a)   Included in accrued liabilities at July 31, 2009 was $56,294 owing to Rushville Internet Services, LLC ("RIS") which represented amounts due to RIS under certain lease agreements. The Company and RIS have shareholders in common. The shareholders of RIS agreed to wind-up RIS and sell RIS's assets to Omnicity for $125,000. The Company received their assets, being wireless equipment and tower infrastructures, having a fair value of $68,706, and to settle inter-company debt of $56,294. All shareholders of RIS accepted to receive restricted common shares of the Company. On October 13, 2009 the Company issued 268,818 restricted common shares to the shareholders of RIS at a fair value of $0.465 per common share.

b)   The Company's capital lease obligations entirely relate to assets leased from a company beneficially owned by the Chairman of the Board of the Company, see note 13.

c)   The Company advanced $4,100 to its Chief Operating Officer as an advance for expenses. This advance is non-interest bearing, unsecured and due on demand.

d)   Wabash REMC Chief Executive Officer is a director of the Company. See Note 9 for notes owing to Wabash REMC.

11.   Common Stock

a)   On June 1, 2009 the Company entered into an agreement with Onyx Consulting Group, LLC ("Onyx") to manage all aspects of the Company's investor and media relations program. The Company paid a fee to Onyx in the amount of $40,000 for the period June 1, 2009 to November 30, 2009 and issued 350,000 restricted common shares of the Company having a fair value of $0.355 per common share or $124,250 in total. The Company is seeking an injunction on these shares issued due to non performance of their contract. The expense and prepaid expense previously recorded has been reversed and additional paid in capital has been reduced accordingly.

b)   On August 18, 2009, pursuant to two completed Asset Purchase Agreements, the Company issued 229,855 restricted common shares of the Company at an average fair value of $0.71 per common share, totalling $164,000, to acquire tower infrastructures, wireless equipment and customer relationships. This amount was recorded as common stock reserved as at July 31, 2009.

c)   On October 13, 2009 the Company issued 268,818 restricted common shares at $0.465 per common share having a total fair market value of $125,000 to acquire tower infrastructures and tower and customer premises equipment and to settle an inter-company liability.

d)   The Company received $97,594 pursuant to Unit Private Placement Subscription Agreements with certain private investors. The Company issued 278,840 units at $0.35 per unit on November 13, 2009. Each unit contained one common share and one half of one common share purchase warrant. Each whole warrant is exercisable into one common share at $0.50 per share expiring November 13, 2011.

e)   The Company received $1,000,000 from a major shareholder on October 20, 2009. These funds plus $400,000 received on July 3, 2009 were combined and a subscription agreement for 4,000,000 units at $0.35 per unit was executed on October 20, 2009. These units were issued on November 11, 2009. Each unit contained one common share and one half of one common share purchase warrant. Each whole warrant is exercisable into one common share at an exercise price of $0.50 per common share expiring November 11, 2011.

Omnicity Corp.

Notes to Consolidated Financial Statements

(Unaudited)

11.   Warrants

On July 9 and July 14, 2009 the Company received $260,381 pursuant to two sale leaseback schedules completed and was obligated to provide the lessor 30% warrant coverage. The Company was committed to issuing 139,490 share purchase warrants to acquire 139,490 common shares at an exercise price of $0.56 per common share expiring July 14, 2019. These warrants were issued on October 13, 2009. The Company recorded $63,132 as a financing expense in fiscal 2009. This amount was calculated using Black Scholes Option Pricing Model using the following assumptions: 5 year expected life, 0% expected dividends, 90% volatility and an average risk-free interest rate of 2.36%.

As at October 31, 2009 the Company has common share purchase warrants issued and outstanding to purchase up to 1,861,224 common shares at an average exercise price of $0.51 per common share having an average remaining life of 3.31 years as follows:

a)   1,199,408 warrants exercisable at $0.50 expiring May 8, 2011;

b)   100,000 warrants exercisable at $0.50 expiring June 24, 2011;

c)   4,287 warrants exercisable at $0.50 expiring September 17, 2011;

d)   2,000,000 warrants exercisable at $0.50 expiring November 11, 2011.

e)   155,556 warrants exercisable at $0.46 expiring December 1, 2011;

f)   77,569 warrants exercisable at $0.51 expiring February 17, 2019;

g)   184,914 warrants exercisable at $0.58 expiring March 27, 2019;

h)   139,490 warrants exercisable at $0.56 expiring October 13, 2019;

12.   Lease Obligations

Future minimum lease payments for equipment acquired under non-cancellable capital leases from a related party (See Note 10) and operating leases with initial terms of more than one year are as follows:

 Capital
Leases

 Operating
Leases

Twelve months ending October 31,

$

$

2010

53,369

413,483

2011

24,259

386,953

2012

12,812

170,647

2013

4,134

19,200

2014

-

19,200

Total minimum lease payments

94,574

Less: amounts representing interest

(9,725)

Present value of net minimum lease payments

84,848

Less: current portion

46,743

Long-term capital lease obligations

38,105

Capital lease obligations are to be repaid over the next three twelve month periods as follows:

Twelve Months Ended October 31,

$

2010

46,743

2011

22,108

2012

12,164

2013

3,823

2014

-

Omnicity Corp.

Notes to Consolidated Financial Statements

(Unaudited)

14.   Restatement of Prior Periods due to Correction

The Company has restated prior period financial statements pursuant to an error correction. Pursuant to SFAS No. 154, "Accounting Changes and Error Corrections", previously issued financial statements and comparative financial statements issued currently are to be restated for correction of errors. Cumulative effects of errors are reflected in beginning balances of assets and liabilities with the offsetting adjustment reflected in the beginning deficit balance.

Errors in the recording of a stock subscription in April, 2009 resulted in a net increase to stock subscriptions of $4,594 and a reduction of deficit of $4,594 for that period.

15.   Subsequent Events

Subsequent to October 31, 2009 the Company has:

issued to a director a total of 4,000,000 units and issued to private investors a total of 278,840 units, all at $0.35 per unit  pursuant to subscriptions of $1,497,584 received as at October 31, 2009. Each unit contained one common share and one-half of one common share purchase warrant. Each whole warrant is exercisable into one common share at $0.50 per share expiring November 11, 2011 as to 2,000,000 warrants and November 13, 2011 as to 139,420 warrants;

received $150,000 from a company controlled by a director of the Company and issued a 9% senior subordinated redeemable five year debenture with interest payable quarterly;

acquired the telecommunication system assets, subject to final due diligence, of AAA Wireless, Inc. for $455,000. The Company has paid $25,000 as a deposit and the balance will be paid on closing. The Company is negotiating the sale of certain assets that will finance at least 70% of the balance of the purchase price at closing being $430,000.

The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was December 17, 2009.

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

  our capital needs;

  business plans; and

  expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  Some of the risks and assumptions include:

  our need for additional financing;

  our limited operating history;

  our history of operating losses;

  the competitive environment in which we operate;

  changes in governmental regulation and administrative practices;

  our dependence on key personnel;

  conflicts of interest of our directors and officers;

  our ability to fully implement our business plan;

  our ability to effectively manage our growth; and

  other regulatory, legislative and judicial developments.

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

REFERENCES

As used in this quarterly report: (i) the terms "we", "us", "our", "Omnicity" and the "Company" mean Omnicity Corp.; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the United States  Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

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

Utilizing our relationship with the REMCs and "value added" institutional services and facilities we provide for municipalities and local governments, we plan to organize and consolidate within the rural broadband market initially in Indiana and then in the Midwestern United States and ultimately nationwide. Collaborations with both the REMCs and municipalities may act as effective barriers for competition and provide additional sources of revenue and customer service for the REMCs and municipalities as well as income and cash flow for our company. The bundling of broadband services, including internet, voice, and video, in partnership with rural electric and/or municipal services provides an opportunity to imbed, cross promote, and extend services in collaboration with these institutional providers.

Future Financing Requirements

We estimate that approximately $6 million will be required in fiscal 2010 to finance the expansion of, and the addition of subscribers through acquisition to, our existing and to be acquired network infrastructures. A total of approximately $1.3 million has been raised during the quarter ended October 31, 2009 and through to December 17, 2009. A small portion will be used to finance our negative operational monthly cash flow to the end of December 31, 2009. Once targeted acquisitions are complete, by the end of January 2010, we will be operationally cash flow positive and will require no additional funds to finance these operational deficits. A portion of these funds will also be used to finance the acquisition of additional transmission rights, the purchase and installation of transmission and tower equipment and the cost of customer premises equipment. A portion of these funds will be used to make principal and interest payments of our long-term and short term debt as required.

Current Financing Arrangements

  8% Senior Subordinated Redeemable Debenture - to raise up to $2,000,000 by issuing long-term debentures with interest paid quarterly;

  Equity Unit Private Placement - to raise up to $2 million pursuant to a unit private placement;

  Private Investment Public Entity ("PIPE") - we have signed an engagement letter with Bowen Advisors, Inc to assist us in raising up to $10m in stages over the next fifteen months with the first stage being $2,500,000. Marketing of this offering did not produce immediate results and will be reviewed in January, 2010.

  Registered Direct Offering - we have begun discussions with a large financial institution with a goal to engaging this firm to raise $10m to $15m through a Registered Direct (S1) Offering beginning March 31, 2010 followed by a $30m Registered Direct offering towards the end of 2010 combined with a listing on a senior exchange.

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

  complete further debt and equity offerings of $4.7 million by July 31, 2010;

  develop and expand, through organic growth, the subscriber base through our sales and marketing program;

  acquire and transition into our operations assets of competing WISP operators and expand our network into all of Midwest USA;

  reach operationally cash flow positive and build a liquidity floor under operations of $100,000 minimum by December 31, 2009;

  build a current ratio of 1.5:1 by December 31, 2009;

  continue to partner with Rural Electric Membership Cooperatives "REMCs", local and State governments, Rural Telcos and Original Equipment Manufacturers "OEMs" to efficiently and cost effectively expand our network across rural America;

  develop and expand our service offerings to become a total broadband solution including VOIP and IPTV.

Results of Operations

The following table sets forth certain financial information relating to the Company for the three months ended October 31, 2009 ("2009") and October 31, 2008 ("2008"). The financial information presented has been rounded to the nearest thousand $ and is derived from the unaudited interim consolidated financial statements included under Item 1 in this Form 10-Q.

Three months ended October 31, 2009 and 2008

 Three Months Ended October 31, 2009
$

Three Months Ended October 31, 2008
 $

Sales, net

617,000

328,000

Expenses:

Service costs

14,000

5,000

Plant and signal delivery

338,000

197,000

Marketing and sales

2,000

1,000

General and administration

169,000

131,000

Salaries and benefits

411,000

252,000

Depreciation and amortization

170,000

104,000

Total Expenses

(1,104,000)

(690,000)

Loss from Operations

(487,000)

(362,000)

Other Income (Expense):

Other income

45,000

-

Interest expense

(78,000)

(41,000)

Total Other Income (Expense)

(33,000)

(41,000)

Net Loss

(520,000)

(403,000)

Net Loss per Share - Basic and Diluted

(.01)

(.01)

The following discussion should be read in conjunction with the unaudited interim consolidated financial statements (including the notes thereto) included under Item 1 in this 10-Q.

Revenues

The Company's revenues for 2009 increased by $289,000 to $617,000 (2008 - $328,000), an increase of 89%. This significant increase reflects an increase in recurring service revenue from our four acquisitions. Revenues from our first acquisition in 2009 began in February, 2009. The number of subscribers increased from 5,200 to 5,600 during the quarter. This subscriber count does not differentiate a subscriber, for example, one school, hospital or business subscriber is counted as one subscriber. On an equivalent subscriber unit basis we increased our equivalent subscribers from 5,586 at July 31, 2009 to 6,053 at October 31, 2009. This is important to note because going forward we will be adding schools, hospitals and business accounts at an accelerated rate. In 2008 the Company had 1,800 subscribers. The Company receives revenue mainly from monthly service and modem rental fees collected from its subscribers. The Company also receives web hosting fees, installation fees, fiber construction projects fees and late fees, this is less than 8% of total revenue. The Company expects revenues to increase over the next nine months as a result of organic growth, planned acquisitions and increase in average revenue per unit ("ARPU").

Operational Expenses

Operational expenses include service costs, plant and signal delivery, marketing and sales, general and administration and salaries and benefits.

Service costs include the cost of billing and collection. Service costs for 2009 increased by $9,000 to $14,000 (2008 - $5,000). This increase was due mainly to the increase in the number of customers accounts offset by a decrease in the cost of collection. Service costs are not expected to increase significantly during the remainder of 2010.

Plant and signal delivery expenses include the rental of tower infrastructures, the purchase of internet transmission (backhaul) the cost of installations at customers' premises and the customer premises equipment operating lease costs. Plant and signal delivery expenses for 2009 increased by $142,000 to $338,000 (2008 - $196,000), an increase of 72%. The increase in revenues was 89% during this period because, as subscribers are added to infrastructure the incremental cost of that subscriber is lower. This increase was due mainly to the increase in the number of towers under rental arrangements, the amount of backhaul needed to service the increase in subscribers, the increase in customer premises equipment being leased pursuant to operating lease arrangements and the increase in customer installations. Plant and signal delivery costs per customer will significantly decrease once the Company populates its towers with customers. The Company, on average, has a penetration of approximately 4% of homes passed whereas the minimum target penetration is greater than 20% which is the penetration rate in the Wabash REMC coverage area.

Marketing and sales expenses include REMC fees, advertising, preparation of marketing materials, commissions paid to our VP of corporate sales and royalties paid to Service Concepts, a company responsible for marketing through the REMCs. Marketing and sales for 2009 was negligible as materials were on hand for the quarter. Marketing and sales expenses are expected to significantly increase during 2010 as the Company increases its marketing plan to significantly increase organic growth. The Company now has three full-time sales people, which costs are included in salaries and benefits.

General and administration expenses include professional fees (legal, accounting and outside professional consulting), investor relations fees and expenses, office expenses (including rent, telephone and insurance), software fees and fees associated with late payments and bank charges. General and administration expenses for 2009 increased by $38,000 to $169,000 (2008 - $131,000). This increase is mainly due to becoming a public company on February 17, 2009 and the additional costs associated with this transaction and investor relations expenses, transfer agent expenses and regulatory fees. General and administration expenses are not expected to increase significantly in 2010 in relation to increased revenue.

Salaries and benefits for 2009 have increased by $158,000 to $411,000 (2008 - $252,000). This increase is mainly due to becoming a public company on February 17, 2009 and the additional costs associated with hiring senior management such as a Chief Financial Officers, VP of Corporate Development, VP of Sales and Marketing, VP of Acquisitions, VP of Field Services, VP of Customer Support and a corporate sales person. These hiring activities began during the quarter ended October 31, 2008 and are reflected in the comparative numbers. The Company went from 25 employees during the three months ended October 31, 2008 to 38 employees during the three months ended October 31, 2009. The Company added two salespeople in November, 2009. The Company does not expect to increase its number of employees significantly during 2010 as it has now contracted out its installations to an independent contractor and the Company's current number of employees is expected to be able to maintain a customer base at least double its current customer base.

Depreciation and amortization for 2009 increased by $67,000 to $170,000 (2008 - $104,000). $69,000 of the increase was attributed to the amortization, over a period of seven years, the customers' relationships acquired in conjunction with asset acquisitions.

Other Income and Expense

Interest expense for 2009 increased by $37,000 to $78,000 (2008 - $41,000). The increase was a result of increased short-term and long-term debt. As at October 31, 2009 the Company's cost of short-term and long-term debt is 7.3%. Interest expense is not expected to increase substantially in 2010 as the Company plans to pay down short-term and long-term debt and to finance growth through the issuance of equity instruments.

Other income for 2009 increased by $45,000 (2008 - $nil) as result of accounts payable written-off.

Net Loss

The net loss for 2009 increased by $116,000 to $520,000 (2008 - $403,000). This increase in loss was due to increases in operational expenses of $418,000 offset by an increase in revenue of $289,000 for a net increase in loss from operations of $129,000. This net increase is mainly associated with building internal infrastructure, including personnel and the costs of being a public company. Interest expense increased by $37,000 and other income increased by $45,000.

Liquidity and Capital Resources

October 31, 2009

July 31, 2009

$

$

Cash

760,000

159,000

Working Capital (Deficiency)

(1,545,000)

(2,585,000)

Total Assets

3,858,000

3,350,000

Total Liabilities

4,368,000

4,424,000

Stockholders' Deficit

(510,000)

(1,074,000)

We completed our going public transaction on February 17, 2009. Since then, the Company's acquisition and transition teams have acquired and folded in five WISP's increasing our subscriber base from 1,800 to over 5,600 as at October 31, 2009. See discussion under "Revenues" above for our increase in cash flow from adding customers and a discussion on equivalent subscriber units.

At October 31, 2009 we had cash of $760,000. Subsequent to October 31, 2009 we deposited $150,000 relating to the issuance of a senior subordinated redeemable debenture. Our payroll is currently $160,000 per month and we now have 40 employees.

Cash to Operating Activities

During 2009, operating activities used cash of $288,000 (2008 - $44,000). Our loss for 2009 was $520,000 (2008 - $403,000) which included a non-cash outlay for depreciation and amortization of $170,000 (2008 - $104,000) for a net cash outflow of $350,000 (2008 - $299,000) before changes in working capital items. Our accounts receivable have increased by $13,000 (2008 - decrease of $3,000) due to our increase in customer base. Our expenses were financed by our vendors as to $64,000 (2008 - $262,000).

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

During 2009, investing activities used net cash of $126,000 (2008 - $121,000). We acquired tower and customers' premises equipment totalling $191,000 during 2009 of which $68,000 was financed through issuing common stock for a net cash investment of $122,000.

Cash from Financing Activities

During 2009, financing activities provided cash of $1,015,000 (2008 - $165,000). Proceeds of $1,020,000 was received from common stock subscriptions (2008 - $5,500). During 2009, proceeds of $149,000 (2008 - $168,000) were received from short-term loans and $38,000 (2008 - $nil) from long-term debt. A total of $873,000 of short-term debt became long-term debt due to renegotiations with note holders. We repaid $63,000 (2008 - $nil) of short-term and long-term debt. The Company advanced $4,100 to our Chief Operating Officer as a loan against expenses. Subsequent to October 31, 2009 we received an additional $150,000 from a company controlled by a director of the Company and issued an 8% senior subordinated redeemable debenture.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being October 31, 2009.  This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer.  Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director and officer or affiliates, or any registered or beneficial shareholder is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities

Effective on August 18, 2009, we issued a total of 229,855 common shares from treasury to four individuals to complete the common share portion to complete two Asset Purchase Agreements at an agreed price of $0.71 per common share. We relied on exemptions from registration under the Securities Act provided by Rule 506 for U.S. accredited investors based on representations and warranties provided by the individuals.

Effective on October 13, 2009, we issued a total of 268,818 common shares from treasury to eleven individuals to complete the common share portion to complete two Asset Purchase Agreements at an agreed price of $0.465 per common share. We relied on exemptions from registration under the Securities Act provided by Rule 506 for U.S. accredited investors based on representations and warranties provided by the individuals.

Effective on September 17, 2009, we issued a total of 8,571 units of the Company to one subscriber at $0.35 per unit. Each unit consists of one share of our common stock and one share purchase warrant. Each unit consists of one share of common stock and one-half of one share purchase warrant, with each whole warrant entitling the holder to acquire an additional share of common stock at an exercise price of $0.50 per share until September 17, 2011. We relied on exemptions from registration under the Securities Act provided by Rule 506.

Effective on November 10, 2009, we completed a non-brokered private placement pursuant to which we issued from treasury to one subscriber a total of 4,000,000 Units at a subscription price of $0.35 per unit for proceeds of $1,400,000. Each unit consisted of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire an additional share of common stock at an exercise price of $0.50 per share until October 20, 2011. We relied on exemptions from registration under the Securities Act provided by Rule 506 for U.S. accredited investors based on representations and warranties provided by the subscriber in his subscription agreement entered into between the subscriber and the Company.

Effective on November 13, 2009, we completed a non-brokered private placement pursuant to which we issued from treasury to five subscribers a total of 278,840 Units at a subscription price of $0.35 per unit for proceeds of $97,594. Each unit consisted of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire an additional share of common stock at an exercise price of $0.50 per share until November 13, 2011. We relied on exemptions from registration under the Securities Act provided by Rule 506 for U.S. accredited investors based on representations and warranties provided by the subscriber in his subscription agreement entered into between the subscriber and the Company.

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

 OMNICITY CORP.

By:

 "Greg Jarman"
Greg Jarman
Chief Executive Officer and a Director
(Principal Executive Officer)
Date: December 17, 2009

 "Don Prest"
Don Prest
Chief Financial Officer and a Director
(Principal Financial Officer and Principal Accounting Officer)
Date:  December 17, 2009

__________