Form 10-Q
period 2010-01-31
OMNICITY CORP.
filed 2010-03-17
CIK 1411586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2010

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 000-52827

OMNICITY CORP.
(Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	98-0512569 (I.R.S. Employer Identification No.)
807 S State Rd 3, Rushville, Indiana, U.S.A. (Address of Principal Executive Offices)	46173 (Zip Code)
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
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ]     No [   ]

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

Yes [ ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of March 17, 2010, there were 42,795,895 shares of common stock, par value $0.001, outstanding.

__________

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Omnicity Corp.
Consolidated Balance Sheets

	January 31, 2010 $ (Unaudited)	July 31, 2009 $ (Audited)
Assets

Current Assets:
Cash	583,957	159,119
Accounts receivable, net	90,174	78,007
Other receivable	-	5,000
Prepaid expenses and deposits	45,029	114,173

Total Current Assets	719,160	356,299

Property and Equipment (Note 3)	1,713,085	1,022,675
Deposits and Other Assets (Note 4)	123,894	129,886
Customers' Relationships (Note 6)	1,752,186	1,841,247

Total Assets	4,308,325	3,350,107

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	680,954	838,336
Accrued liabilities (Note 7)	96,035	213,431
Short-term notes payable (Note 8)	535,245	1,222,716
Current portion of long-term debt (Note 9)	519,675	511,521
Current portion of capital lease obligations (Note 13)	40,950	50,147
Deferred revenue	42,000	42,000
Other liabilities (Note 12)	-	63,132

Total Current Liabilities	1,914,859	2,941,283

Capital Lease Obligations (Note 13)	31,446	46,868
Long-term Debt (Note 9)	3,445,912	1,436,053

Total Liabilities	5,392,217	4,424,204

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 13)

Stockholders' Deficit:

Common Stock, par value $.001, 1,540,000,000 shares authorized, 42,795,895 and 38,018,382 issued and outstanding, respectively (Note 11)	42,796	38,018
Common Stock Subscribed and/or Reserved (Notes 6 (c) and 11)	60,000	641,594
Additional Paid-in Capital	7,774,427	5,929,479
Deficit	(8,961,115)	(7,683,188)

Total Stockholders' Deficit	(1,083,892)	(1,074,097)

Total Liabilities and Stockholders' Deficit	4,308,325	3,350,107

(See accompanying notes to these consolidated financial statements)

Omnicity Corp.
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended January 31, 2010 $	Three Months Ended January 31, 2009 $	Six Months Ended January 31, 2010 $	Six Months Ended January 31, 2009 $

Sales, net	635,946	290,784	1,252,946	608,929

Expenses:
Service costs	12,820	7,556	26,918	12,740
Plant and signal delivery	317,736	171,269	656,006	360,090
Marketing and sales	5,384	4,387	7,660	5,148
General and administration	229,711	147,579	523,405	280,797
Salaries and benefits	499,821	276,184	910,656	528,500
Stock based compensation	-	289,629	-	289,629
Depreciation and amortization	147,109	103,773	317,367	208,399

Total Expenses	1,212,581	1,000,377	2,442,012	1,685,303

Loss from Operations	(576,635)	(709,593)	(1,189,066)	(1,076,374)

Other Income (Expense):
Other income	2,570	15,951	49,298	16,695
Assets written-off	(10,000)	-	(10,000)	-
Financing expense	(9,038)	-	-	-
Interest and financing expense	(40,487)	(31,272)	(127,958)	(68,491)

Total Other Income (Expense)	(56,955)	(15,321)	(88,660)	(51,796)

Net Loss	(633,590)	(724,914)	(1,277,726)	(1,128,170)

Net Loss per Share - Basic and Diluted	(.01)	(.02)	(.03)	(.03)

(See accompanying notes to these consolidated financial statements)

Omnicity Corp.
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended January 31, 2010 $	Six Months Ended January 31, 2009 $
Cash flows from (to) operating activities:
Net loss	(1,277,726)	(1,128,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	317,367	208,399
Stock based compensation	-	289,629
Asset written-off	10,000	-
Expenses settled through common stock subscriptions	-	16,020
(Increase) decrease in:
Accounts and other receivable	(7,167)	408
Prepaid expenses	69,144	(1,547)
Increase (decrease) in:
Accounts payable and accrued liabilities	(131,132)	346,018

Net cash used in operating activities	(1,019,514)	(269,243)

Cash flows (to) investing activities:
(Increase) in deposits	(4,008)	(21,005)
Proceeds from sale leaseback of property and equipment		131,868
Acquisition of property and equipment	(858,716)	(252,541)

Net cash used in investing activities	(862,724)	(141,678)

Cash flows from (to) financing activities:
Proceeds from short-term notes	282,000	260,000
Repayment of short-term notes	(180,017)	-
Repayment of bank borrowings	-	(909)
Related party advances	-	19,905
Proceeds from long-term debt	1,543,141	80,000
Repayment of long-term debt and capital lease obligations	(358,048)	(22,486)
Proceeds from issuance of common stock	1,020,000	5,500
Proceeds from common stock subscriptions	-	85,000

Net cash provided by financing activities	2,307,076	427,010

Increase in cash	424,838	16,089
Cash, beginning of period	159,119	-

Cash, end of period	583,957	16,089

Supplemental cash flow information:
Cash paid for interest	119,338	35,517
Cash paid for income taxes	-	-

Supplemental disclosure of non-cash investing and financing activities:
Current liabilities transferred to long-term debt	792,890	-
Current liabilities converted into common stock	-	367,500
Warrants issued pursuant to a financing arrangement	61,132	-

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated substantial revenues but has sustained losses since inception and has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued cooperation from its creditors and the ability of the Company to obtain necessary debt and/or equity financing to repay overdue obligations, to fund its growth strategy and to continue operations, and the attainment of profitability. As at January 31, 2010, the Company had a working capital deficit of $1,195,699 and a stockholders' deficit of $1,083,892. All of these factors combined raises substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company filed, with the United States Securities and Exchange Commission ("SEC"), an S-1 Registration Statement on December 2, 2009 to register for resale up to 1,303,693 common shares held by selling stockholders and up to 1,209,376 common shares issuable upon exercise of warrants held by selling stockholders. The Company will not receive any proceeds from the selling stockholders but will receive warrants proceeds if the selling stockholders exercise their warrants. The Company received a comment letter from the SEC on December 29, 2009. The Company will file a response to this comment letter in March, 2010. The Company also received an SEC comment letter on January 5, 2010 regarding SEC 34 Act filings associated with its annual Form 10-K filing for its fiscal year ended July 31, 2009 and its quarterly Form 10-Q filing for its first quarter ended October 31, 2009. The Company filed a response to this letter on February 24, 2010 and received a second comment letter dated March 5, 2010. The Company filed a second response letter on March 15, 2010 and will file amended Form 10-K and 10-Q reports, accordingly. On March 12, 2010 the Company filed a Form 8-K Item 4.02 with the SEC regarding non-reliance on previously issued financial statements or completed interim review.

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

Omnicity Corp.
Notes to Consolidated Financial Statements
(Unaudited)

2. Significant Accounting Policies

Interim Unaudited Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for SEC Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the years ended July 31, 2009 and 2008 included in the Company's Form 10K filed on October 23, 2009 with the SEC. The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at January 31, 2010, and the results of its operations and cash flows for the three months and six months ended January 31, 2010. The results of operations for the three months and six months ended January 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Omnicity Corp.
Notes to Consolidated Financial Statements
(Unaudited)

2. Significant Accounting Policies (cont)

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140". SFAS No. 166 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" by eliminating the concept of special-purpose entity, requiring the reporting entity to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, changes the requirements for the de-recognition of financial assets, and provides for the sellers of the assets to make additional disclosures. This Statement shall be effective as of the Company's first interim reporting period that begins after November 15, 2009. Earlier application is prohibited. The Company does not anticipate any significant financial impact from adoption of SFAS No. 166. As of January 31, 2010, SFAS No. 166 has not been added to the Codification.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)". SFAS No. 167 addresses the effect on FASB Interpretation 46(R), "Consolidation of Variable Interest Entities" of the elimination of the qualifying special-purpose entity concept of SFAS No. 166, "Accounting for Transfers of Financial Assets". SFAS No. 167 also amends the accounting and disclosure requirements of FASB Interpretation 46(R) to enhance the timeliness and usefulness of information about an enterprise's involvement in a variable interest entity. This Statement shall be effective as of the Company's first interim reporting period that begins after November 15, 2009. Earlier application is prohibited. The Company does not anticipate any significant financial impact from adoption of SFAS No. 167. As of January 31, 2010, SFAS No. 167 has not been added to the Codification.

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

Omnicity Corp.
Notes to Consolidated Financial Statements
(Unaudited)

3. Property and Equipment

Property and equipment consists of the following:

	January 31, 2010 $	July 31, 2009 $ (Audited)

Land	15,000	-
Computer and wireless equipment including spare parts	905,681	554,908
Towers, infrastructures and house drops	1,173,254	768,643
Fiber build-outs	38,118	-
Furniture and fixtures	54,641	44,959
Vehicles	93,029	74,529
Software	74,217	42,183

	2,353,940	1,485,222
Less: accumulated depreciation	(640,855)	(462,547)

Property and equipment, net	1,713,085	1,022,675

4. Deposits and Other Assets

Deposits and other assets consist of the following:

	January 31, 2010 $	July 31, 2009 $ (Audited)

Non-refundable deposits	-	10,000
Operating lease deposits	86,682	86,682
Other long-term deposits	37,212	33,204

	123,894	129,886

5. Customers' Relationships

The carrying value of customers' relationships acquired as at January 31, 2010 and July 31, 2009 consists of:

	January 31, 2010 $	July 31, 2009 $ (Audited)

Capitalized value	1,989,700	1,939,700
Less: accumulated amortization	(237,514)	(98,453)

Customers' relationships, net	1,752,186	1,841,247

6. Acquisition of Assets

a) On May 23, 2009 the shareholders of Rushville Internet Services LLC ("RIS") agreed to wind-up RIS and sell its assets to the Company for $125,000. The Company received their assets, being wireless equipment and tower infrastructures, having a fair value of $68,706, and to settle inter-company debt of $56,294. On October 13, 2009 the Company issued 268,818 restricted common shares to the shareholders of RIS at a fair value of $0.465 per common share.

Omnicity Corp.
Notes to Consolidated Financial Statements
(Unaudited)

6. Acquisition of Assets (cont)

b) On January 7, 2010 the Company acquired the telecommunication system assets of AAA Wireless, Inc. The total purchase price was $493,545, which was paid in cash. The purchase price was allocated as follows: land - $15,000; towers, infrastructures and house and school drops - $315,232; automobiles - $16,500; and computer and wireless equipment including spare parts - $146,813. No value was placed on customers' relationships as these relationships had to be renewed through the efforts of the Company. The purchase price allocation was based on relative fair market values of all of the assets acquired.

c) On January 14, 2010 the Company acquired the customers' relationships and telecommunication system assets of Clinton County Wireless. The total purchase price was $60,000 to be paid in common shares to be determined based on the closing price of the Company's common shares as quoted on the OTC Bulletin board on March 15, 2010. The purchase price was allocated $10,000 to property and equipment and $50,000 to customers' relationships based on the relative fair values of the assets acquired.

7. Accrued Liabilities

	January 31, 2010 $	July 31, 2009 $ (Audited)

Accrued interest	65,403	65,822
Due to Rushville Internet Services, LLC (Note 6 (a))	-	56,294
Payroll and severance liabilities	8,337	55,486
Other current liabilities	22,295	35,829
		-
	96,035	213,431

8. Short-term Notes Payable

	January 31, 2010 $	July 31, 2009 $ (Audited)

Notes payable, due on demand, unsecured and bearing interest at 9.5% per annum	160,000	203,500

Notes payable due to the Chairman of the Board of the Company and a company beneficially owned. These notes are due on demand, unsecured and bear interest at 8%	32,000	8,416

Note payable due to a company controlled by an officer of the Company, due January 1, 2011, unsecured and bearing interest at 9% per annum with interest payable quarterly	150,000	-

Notes payable, due on demand, unsecured and bearing interest at 10% per annum	10,000	10,000

Vendor Note, due on demand and unsecured. This note has been renegotiated into a long-term note (See Note 9)	-	365,000

Vendor Note, due on demand and unsecured. This note has been renegotiated into a long-term note (See Note 9)	-	449,800

Vendor Note - unsecured and bearing interest at 5%. $5,000 per month February and March, 2010 with a balloon payment of $173,245 on April 30, 2010	183,245	176,000

	535,245	1,222,716

Omnicity Corp.
Notes to Consolidated Financial Statements
(Unaudited)

9. Long-term Debt

	January 31, 2010 $	July 31, 2009 $ (Audited)

Notes payable to Jay County Development Corporation. Non-interest bearing, repayable monthly based on the number of subscribers in Jay County, Indiana. Collateralized by certain equipment located in Jay County. Principal currently repayable at $500 per month	293,911	296,911

Notes payable to Wabash Rural Electric Membership Cooperative ("Wabash"). Six separate notes were renewed pursuant to a Memorandum of Understanding effective September 24, 2009. Accrued interest and penalties to this date, totalling $115,111, were added to the principal amounts outstanding. Interest rates are between 5.7% and 7.45% annually and are collateralized by certain equipment in Wabash County, Indiana. Monthly payments of $448 begin on January 31, 2010 on one note with final payment due December 31, 2015. Quarterly payments of $23,469 began on December 31, 2009 on three notes with final payments due between September, 2016 and August, 2017. Quarterly payments of $945 begin on December 31, 2009 on one note with final payment due July 31, 2014 and quarterly payments of $835 on one note begins on January 31, 2010 with final payment due July 31, 2017

	594,699	629,388

Note payable to Muncie Industrial Revolving Loan Fund Board. Interest of 5% only was paid to July 13, 2009. Monthly principal and interest of $4,570 payments started August 13, 2009 and will end December 13, 2011, at which time the loan will be reviewed by Muncie's Board of Directors. This note is collateralized by certain equipment in Muncie County and Delaware County, Indiana	263,204	283,741

Note payable to Star Financial Bank. Interest is paid monthly at 8.6% per annum. This note was due February 1, 2010. The Company has received a notice of default. This loan is collateralized by certain equipment.	193,170	193,170

Notes payable to First Farmers Trust & Bank. These notes were repaid in full	-	43,076

Unsecured notes payable to the son of the Chairman of the Board of the Company and to companies controlled by the Chairman. Repayable in monthly instalments of principal and interest at 8%, totalling $5,199, to December, 2010, $4,845 from January, 2010 to May, 2012 and $3,492 from June, 2012 to April 2014	199,762	217,663

Senior subordinated convertible debenture issued to a director including warrants to acquire up to 3,000,000 common shares at $0.50 per share expiring December 24, 2014. This convertible debenture bears interest at 8% per annum and is convertible into common shares at a price of $0.35 per common share up to December 24, 2014	1,500,000	-

Senior subordinated redeemable debentures, 8% interest paid quarterly	30,000	20,000

Unsecured notes payable with monthly payments of principal and interest ranging from 5% to 10%	890,841	263,625

Total long-term debt	3,965,587	1,947,574
Less: current portion	519,675	511,521

Long-term portion	3,445,912	1,436,053

Long-term debt principal payments due over the next five years are as follows:

Year	$	Year	$

2011	519,675	2014	311,991
2012	552,806	2015	1,715,031
2013	380,877	Thereafter	485,207

Omnicity Corp.
Notes to Consolidated Financial Statements
(Unaudited)

10. Related Party Transactions and Balances

  Included in accrued liabilities at July 31, 2009 was $56,294 owing to Rushville Internet Services, LLC ("RIS") which represented amounts due to RIS under certain lease agreements. The Company and RIS have shareholders in common. The shareholders of RIS agreed to wind-up RIS and sell its assets to the Company for $125,000. The Company received their assets, being wireless equipment and tower infrastructures, having a fair value of $68,706, and to settle inter-company debt of $56,294. All shareholders of RIS accepted to receive restricted common shares of the Company. On October 13, 2009 the Company issued 268,818 restricted common shares to the shareholders of RIS at a fair value of $0.465 per common share.

  The Company's capital lease obligations relate to assets leased from a company beneficially owned by the Chairman of the Board of the Company, see note 13.

  The Wabash Rural Electric Membership Cooperative's ("Wabash") Chief Executive Officer is a director of the Company. See Note 9 for notes owing to Wabash.

  Notes payable to the son of the Chairman of the Board of the Company and to companies controlled by the Chairman, totalling $199,762 (July 31, 2009 - $217,663), are repayable in monthly instalments of principal and interest at 8% with final payment due April, 2014.

  On October 20, 2009 the Company received $1,000,000 from a director and major shareholder in addition to $400,000 received on July 3, 2009. On October 20, 2009 the director subscribed for 4,000,000 units at $0.35 per unit. These units were issued on November 10, 2009. Each unit contained one common share and one half of one common share purchase warrant. Each whole warrant is exercisable into one common share at an exercise price of $0.50 per share expiring November 10, 2011.

  On November 23, 2009 the Company received $150,000 from a company controlled by a director of the Company and issued a promissory note due January 1, 2011, which is unsecured and bears interest at 9% per annum with interest payable quarterly. The Company is also indebted to the director in the amount of $20,000 which is secured by a senior subordinated debenture which bears interest at 8% per annum, interest paid quarterly and due January 2, 2011.

  On December 24, 2009 the Company received $1,500,000 from a director and major shareholder and issued a senior subordinated convertible debenture certificate which included warrants to acquire up to 3,000,000 common shares at $0.50 per share expiring December 24, 2014. This convertible debenture bears interest at 8% per annum and principal and interest is convertible into common shares at a price of $0.35 per common share up to December 24, 2014 being the maturity date.

11. Common Stock

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

  On August 18, 2009, pursuant to two completed Asset Purchase Agreements, the Company issued 229,855 common shares having a fair value of $0.71 per share, totalling $164,000, to acquire tower infrastructures, wireless equipment and customers' relationships. This amount was recorded as common stock reserved as at July 31, 2009.

  On October 13, 2009 the Company acquired tower infrastructures and tower and customer premises equipment and settled an inter-company liability. The Company issued, as consideration, 268,818 common shares at $0.465 per share.

  Omnicity Corp.
  Notes to Consolidated Financial Statements
  (Unaudited)

  11. Common Stock (cont)

  The Company received $97,594 pursuant to Unit Private Placement Subscription Agreements with certain private investors. The Company issued 278,840 units at $0.35 per unit on November 13, 2009. Each unit contained one common share and one half of one common share purchase warrant. Each whole warrant is exercisable into one common share at $0.50 per share expiring November 13, 2011.

  The Company received $1,000,000 from a director and major shareholder on October 20, 2009. These funds plus $400,000 received on July 3, 2009 were combined and a subscription agreement for 4,000,000 units at $0.35 per unit was executed on October 20, 2009. These units were issued on November 11, 2009. Each unit contained one common share and one half of one common share purchase warrant. Each whole warrant is exercisable into one common share at an exercise price of $0.50 per common share expiring November 11, 2011.

12. Warrants

Pursuant to a Master Lease Agreement with Agility Venture Fund II, LLC ("Agility II") dated December 24, 2008, the Company and Agility agreed to provide funding under new sale lease back arrangements totalling $1,000,000. This new facility is in addition to and in conjunction with a November 6, 2006 agreement. On February 17, 2009, March 27, 2009, July 9, 2009 and July 14, 2009 the Company received an aggregate of $749,749 pursuant to four sale leaseback schedules completed - $689,368 in connection with sale leaseback arrangements pursuant to the Master Lease Agreements and an aggregate of $60,381 in connection with sale leaseback arrangements for assets purchased from various unrelated vendors.

Each sale leaseback transaction requires a 10% deposit as additional security for the stream of lease payments and 30% warrant coverage as a financing expense. Each lease agreement is for a period of 36 months with a buy-out at the end of the lease equal to the fair value of the equipment at that time. Our Chief Executive Officer and Chairman of the Board of the Company have provided personal guarantees for all remaining lease payments.

Pursuant to Warrant Agreements appended to the Master Lease Agreements with Agility and Agility II, the Company was obligated to provide the lessor with 30% warrant coverage. On June 24, 2009, the Company settled the commitment to issue warrants under the November 6, 2006 Master Lease Agreement and issued 155,556 warrants exercisable at $0.45 per common share expiring December 1, 2011. Also on June 24, 2009 the Company settled the commitments to issue warrants on the first two of four sale leaseback schedules. The Company issued 77,569 warrants exercisable at $0.51 per common share expiring February 17, 2019 and issued 184,914 warrants exercisable at $0.58 per common share expiring March 27, 2019. These warrants were valued at $126,907 and charged as a financing expense. The Company was committed to issuing 139,490 share purchase warrants to acquire 139,490 common shares at an exercise price of $0.56 per common share expiring July 14, 2019 pursuant to the July 9, 2009 and July 14, 2009 sale leaseback arrangements. These warrants were issued on October 13, 2009.

See Note 11 (d) and (e) for 2,139,420 share purchase warrants issued in connection with a $0.35 per Unit private placement. These warrants are exercisable at $0.50 per share and expire in November, 2011.

As at January 31, 2010 the Company has common share purchase warrants issued and outstanding to purchase up to 4,000,644 common shares at an average exercise price of $.50 per common share having an average remaining life of 2.4 years as follows:

    1,199,408 warrants exercisable at $0.50 expiring May 8, 2011;

    100,000 warrants exercisable at $0.50 expiring June 24, 2011;

    4,287 warrants exercisable at $0.50 expiring September 17, 2011;

    2,000,000 warrants exercisable at $0.50 expiring November 10, 2011;

    139,420 warrant exercisable at $0.50 expiring November 13, 2011;

    155,556 warrants exercisable at $0.46 expiring December 1, 2011;

    77,569 warrants exercisable at $0.51 expiring February 17, 2019;

    184,914 warrants exercisable at $0.58 expiring March 27, 2019;

    139,490 warrants exercisable at $0.56 expiring July 14, 2019.

Omnicity Corp.
Notes to Consolidated Financial Statements
(Unaudited)

13. Lease Obligations

Future minimum lease payments for equipment acquired under non-cancellable capital leases from a related party (See Note 10) and operating leases with initial terms of more than one year are as follows:

	Capital Leases	Operating Leases
Twelve months ending January 31,	$	$

2011	46,798	381,249
2012	19,738	360,045
2013	12,015	80,875
2014	1,649	-
2015	-	-

Total minimum lease payments	80,200

Less: amounts representing interest	7,804

Present value of net minimum lease payments	72,396
Less: current portion	40,950

Long-term capital lease obligations	31,446

The principal portion of capital lease obligations is to be repaid as follows:

Twelve Months Ended January 31,	$

2011	40,950
2012	17,968
2013	11,437
2014	2,041

14. Restatement of Prior Periods due to Correction

The Company has restated previously issued financial statements pursuant to two error corrections. Pursuant to SFAS No. 154, "Accounting Changes and Error Corrections", previously issued financial statements and comparative financial statements issued currently are to be restated for correction of errors. Cumulative effects of errors are reflected in beginning balances of assets and liabilities with the offsetting adjustment reflected in the beginning deficit balance.

An error in the recording of a stock subscription in April, 2009 resulted in a net increase to stock subscriptions of $4,594 and an increase to deficit of $4,594 for that period. There is no effect of this error on previously issued statements of operations. The effect of this error on the balance sheet as at July 31, 2009 is as follows:

	Previously Reported $	Error Correction $	Restated $
Balance Sheet:
Common Stock Subscribed	637,000	4,594	641,594
Deficit	7,678,594	4,594	7,683,188

15. Subsequent Events

The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was March 17, 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this report under "Risk Factors". These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this report. Forward-looking statements in this report include, among others, statements regarding:

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

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors discussed under "Risk Factors" in this report.

The forward-looking statements in this report are made as of the date of this report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

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

Our plan of operations for the next twelve months is to:

  develop and expand, through organic growth, the subscriber base through our sales and marketing program and to increase our number of marketing teams;

  acquire, and transition into our operations assets of competing WISP operators and expand our network in Indiana and Ohio and connecting these two network clusters by July 31, 2010 and continue expansion into all of Midwest USA by identifying strategic regional acquisitions;

  reach operationally cash flow positive and build a liquidity floor under operations of $100,000 minimum by March 31, 2010;

  continue to partner with Rural Electric Membership Cooperatives "REMCs", local and State governments, Rural Telcos and Original Equipment Manufacturers "OEMs" to efficiently and cost effectively expand our network across rural America; and

  develop and expand our service offerings to become a total broadband solution including VOIP and IPTV.

Future Financing Requirements

At January 31, 2010, we had cash of $583,957 and a working capital deficit of $1,914,859. We estimate that approximately $6 million will be required in fiscal 2010 to finance the expansion of, and the addition of subscribers through acquisition to, our existing and to be acquired network infrastructures. A total of approximately $2.85 million has been raised during the six months ended January 31, 2010. A portion will be used to finance our negative operational monthly cash flow to the end of March 31, 2010. Once targeted acquisitions are complete, by the end of March 2010, we anticipate that we will be operationally cash flow positive and will require no additional funds to finance these operational deficits. A portion of these funds will also be used to finance the acquisition of additional transmission rights, the purchase and installation of transmission and tower equipment and the cost of customer premises equipment. A portion of these funds will be used to make principal and interest payments of our long-term and short-term debts as required.

We will continue to seek equity and debt financing as well as other traditional cash flow and asset backed financing to meet our financing needs and to reduce our overall cost of capital. Additionally, in order to accelerate our growth rate and to finance general corporate activities, we may supplement our existing sources of funds with financing arrangements at the operating system level or through additional borrowings, joint ventures or other off balance sheet arrangements. As a further capital resource, we may sell or lease certain wireless rights or assets from our portfolio as appropriate opportunities become available. However, there can be no assurance that we will be able to obtain any additional financing, on acceptable terms or at all.

Results of Operations

Three months ended January 31, 2010 and 2009

The following table sets forth certain financial information relating to the Company for the three months ended January 31, 2010 ("2010") and January 31, 2009 ("2009"). The financial information presented has been rounded to the nearest thousand $ and is derived from the unaudited interim consolidated financial statements included under Item 1 in this Form 10-Q.

	Three Months Ended January 31, 2010 $	Three Months Ended January 31, 2009 $

Sales, net	636,000	290,000

Expenses:
Service costs	13,000	8,000
Plant and signal delivery	318,000	171,000
Marketing and sales	5,000	4,000
General and administration	230,000	148,000
Salaries and benefits	500,000	276,000
Stock based compensation	-	290,000
Depreciation and amortization	147,000	104,000

Total Expenses	(1,213,000)	(1,000,000)

Loss from Operations	(576,000)	(710,000)

Other Income (Expense):
Other income	3,000	16,000
Assets written-off	(10,000)	-
Financing expense	(10,000)	-
Interest expense	(40,000)	(31,000)

Total Other Income (Expense)	(57,000)	(15,000)

Net Loss	(634,000)	(725,000)

Net Loss per Share - Basic and Diluted	(.01)	(.02)

The following discussion should be read in conjunction with the unaudited interim consolidated financial statements (including the notes thereto) included under Item 1 in this Form 10-Q.

Revenues

The Company's revenues for 2010 increased by $346,000 to $636,000 (2009 - $290,000) an increase of 119%. This significant increase reflects an increase in installation revenues for 2010 which increased by $41,000 to $51,000 (2009 - $10,000) and an increase in recurring service revenues for 2010 which increased by $305,000 to $585,000 (2009 - $281,000) an increase of 108%. These significant increases were achieved partially through organic growth, which is increasing at a rapid rate, and mainly through our five acquisitions folded in as at November 1, 2009 and the one acquisition folded in as at January 1, 2010. The number of subscribers increased from 5,600 to 6,100 during the three months ended January 31, 2010. This subscriber count does not differentiate a subscriber, for example, one school, hospital or business subscriber is counted as one subscriber. On an equivalent subscriber unit basis we increased our equivalent subscribers from 6,053 at October 31, 2009 to 6,605 at January 31, 2010. This is important to note because going forward the Company will be adding schools, hospitals and business accounts at an accelerated rate. During the three months ended January 31, 2009 the Company had 1,800 subscribers. The Company receives revenue mainly from monthly service and modem rental fees collected from its subscribers. The Company's installation revenue, while representing 8% of revenues currently, is expected to increase rapidly as our marketing teams expand. The Company also receives web hosting fees, fiber construction projects fees and late fees which together represents less than 1% of total revenue. The Company expects revenues to increase rapidly as a result of organic growth, planned acquisitions and increase in average revenue per unit ("ARPU").

Operational Expenses

Operational expenses include service costs, plant and signal delivery, marketing and sales, general and administration and salaries and benefits.

Service costs include the cost of billing and collection. During 2010, service costs increased by $5,000 to $13,000 (2009 - $8,000). This increase was due mainly to the increase in the number of customers accounts offset by a decrease in the cost of collection. Service costs have not, and are not expected to increase significantly during the remainder of 2010.

Plant and signal delivery expenses include the rental of tower infrastructures, the purchase of internet transmission (backhaul) the cost of installations at customers' premises and the customer premises equipment operating lease costs. During 2010, plant and signal delivery expenses increased by $147,000 to $318,000 (2009 - $171,000), an increase of 86%. The increase in revenues was 119% during this period and as subscribers are added to the network the incremental cost of that subscriber is lower. This increase was due mainly to the increase in the number of towers under rental arrangements, the amount of backhaul needed to service the increase in subscribers, the increase in customer premises equipment being leased pursuant to operating lease arrangements and the increase in customer installations. Plant and signal delivery costs per customer will significantly decrease once the Company populates its towers with customers. The Company, on average, has a penetration of approximately 4% of homes passed whereas the minimum target penetration is greater than 20% which is the penetration rate in the Wabash REMC coverage area.

In December, 2009, we upgraded our marketing and sales models which increased new installations from 50 during December, 2009 to 155 during January, 2010 and 220 during February, 2010. Our current growth, on a month over month basis, is 35% which is expected to increase each month.

Marketing and sales expenses include REMC fees, advertising and preparation of marketing materials. During 2010, marketing and sales expenses were $5,000 (2009- $4,000). Marketing and sales expenses are expected to significantly increase during 2010 as the Company increases its marketing plan to significantly increase organic growth. The Company now has five full-time salespeople, which costs are included in salaries and benefits.

General and administration expenses include professional fees (legal, audit, accounting and outside professional consulting), investor relations consulting fees, office expenses (including rent, telephone and insurance), software fees and fees associated with late payments and bank charges. During 2010, general and administration expenses increased by $82,000 to $230,000 (2009 - $148,000). This increase is mainly due to being a public company during 2010 versus a private company during 2009. There are significant additional costs associated with being a public company including legal costs, auditing, investor relations and regulatory fees. General and administration expenses are not expected to increase significantly in 2010 in relation to increased revenue.

Salaries and benefits for 2010 have increased by $224,000 to $500,000 (2009 - $276,000). This increase is mainly due to the additional costs associated with hiring of senior and middle management to oversee the acquisition, marketing, financial reporting and operations teams. The Company went from 25 employees during the three months ended January 31, 2009 to 43 employees during the three months ended January 31, 2010. The Company does not expect to increase its number of employees significantly during 2010, except for certain key people to be brought on as a result of acquisitions and increasing the number of marketing teams we have in current and new regions brought on through acquisitions. Installations are now contracted out to an independent contractor and the Company's current number of employees is expected to be able to maintain a customer base at least double its current size. The Company continues to upgrade its employees as better trained personnel become available through acquisitions.

Stock based compensation of $290,000 was charged to operations on January 2, 2009 with no corresponding charge during 2010.

Depreciation and amortization for 2010 increased by $43,000 to $147,000 (2009 - $104,000). This increase was attributed to amortization of customers' relationships of $70,000 (2009 - $nil). This increase was offset by a decrease of $27,000 in depreciation of our property and equipment due to assets being fully depreciated.

Other Income and Expense

Interest expense for 2010 increased by $9,000 to $40,000 (2009 - $31,000). The increase was a result of increased short-term and long-term debt levels offset by an overall reduction in the cost of debt to 6.8% achieved through negotiations with all creditors. During the three months ended January 31, 2010 the Company's cost of short-term and long-term debt decreased by .5% to 6.8% from 7.3%. Interest expense will increase in 2010 as the Company plans to issue senior subordinated convertible debt securities at 6% and bonds at 4% to 5%. The Company will also issue short-term notes as part consideration of planned acquisitions.

During 2010 the Company had written-off a $10,000 non-refundable deposit on a 2008 planned acquisition that was not completed.

Net Loss

The net loss for 2010 decreased by $91,000 to $634,000 (2009 - $725,000). This decrease in loss was due to a 119% increase in revenues of $346,000 and a one-time stock based compensation expense in 2009 of $290,000 which was not incurred during 2010. These positive events to earnings during 2010 were offset by increases in other operational expenses of $491,000. These operational expense increases were mainly due to variable items such as increase in plant and delivery of $147,000 and an increase in salaries and benefits of $224,000. General and administration increased by $82,000 as a result of being a public company.

Six months ended January 31, 2010 and 2009

The following table sets forth certain financial information relating to the Company for the six months ended January 31, 2010 ("2010") and January 31, 2009 ("2009"). The financial information presented has been rounded to the nearest thousand $ and is derived from the unaudited interim consolidated financial statements included under Item 1 in this Form 10-Q.

	Six Months Ended January 31, 2010 $	Six Months Ended January 31, 2009 $

Sales, net	1,253,000	609,000

Expenses:
Service costs	27,000	13,000
Plant and signal delivery	656,000	360,000
Marketing and sales	8,000	5,000
General and administration	523,000	281,000
Salaries and benefits	911,000	528,000
Stock based compensation	-	290,000
Depreciation and amortization	317,000	208,000

Total Expenses	(2,442,000)	(1,685,000)

Loss from Operations	(1,189,000)	(1,076,000)

Other Income (Expense):
Other income	49,000	17,000
Assets written-off	(10,000)	-
Financing expense	(10,000)	-
Interest expense	(118,000)	(69,000)

Total Other Income (Expense)	(89,000)	(52,000)

Net Loss	(1,278,000)	(1,128,000)

Net Loss per Share - Basic and Diluted	(.03)	(.03)

The following discussion should be read in conjunction with the unaudited interim consolidated financial statements (including the notes thereto) included under Item 1 in this Form 10-Q.

Revenues

The Company's revenues for 2010 increased by $644,000 to $1,253,000 (2009 - $609,000) an increase of 106%. This significant increase reflects an increase in installation revenues for 2010 which increased by $81,000 to $101,000 (2009 - $20,000) and an increase in recurring service revenues for 2010 which increased by $563,000 to $1,152,000 (2009 - $589,000) an increase of 96%. These significant increases were achieved partially through organic growth, which is increasing at a rapid rate, and mainly through our five acquisitions folded in as at August 1, 2009 and the one acquisition folded in as at January 1, 2010. The number of subscribers increased from 5,200 to 6,100 during the six months ended January 31, 2010. This subscriber count does not differentiate a subscriber, for example, one school, hospital or business subscriber is counted as one subscriber. On an equivalent subscriber unit basis we increased our equivalent subscribers from 5,586 at July 31, 2009 to 6,605 as at January 31, 2010. This is important to note because going forward the Company will be adding schools, hospitals and business accounts at an accelerated rate. During the Six months ended January 31, 2009 the Company had 1,800 subscribers. The Company receives revenue mainly from monthly service and modem rental fees collected from its subscribers. The Company's installation revenue, while representing 8% of revenues currently, is expected to increase rapidly as our marketing teams expand. The Company also receives web hosting fees, fiber construction projects fees and late fees which together represent less than 1% of total revenue. The Company expects revenues to increase rapidly as a result of organic growth, planned acquisitions and increase in average revenue per unit ("ARPU").

Operational Expenses

Operational expenses include service costs, plant and signal delivery, marketing and sales, general and administration and salaries and benefits.

Service costs include the cost of billing and collection. During 2010, service costs increased by $14,000 to $27,000 (2009 - $13,000). This increase was due mainly to the increase in the number of customers accounts offset by a decrease in the cost of collection. Service costs have not, and are not expected to increase significantly during the remainder of 2010.

Plant and signal delivery expenses include the rental of tower infrastructures, the purchase of internet transmission (backhaul) the cost of installations at customers' premises and the customer premises equipment operating lease costs. During 2010, plant and signal delivery expenses increased by $296,000 to $656,000 (2009 - $360,000), an increase of 82%. The increase in revenues was 106% during this period and as subscribers are added to the network the incremental cost of that subscriber is lower. This increase was due mainly to the increase in the number of towers under rental arrangements, the amount of backhaul needed to service the increase in subscribers, the increase in customer premises equipment being leased pursuant to operating lease arrangements and the increase in customer installations. Plant and signal delivery costs per customer will significantly decrease once the Company populates its towers with customers. The Company, on average, has a penetration of approximately 4% of homes passed whereas the minimum target penetration is greater than 20% which is the penetration rate in the Wabash REMC coverage area.

In December, 2009, we upgraded our marketing and sales models which increased new installations from 50 during December, 2009 to 155 during January, 2010 and 220 during February, 2010. Our current growth, on a month over month basis, is 35% which is expected to increase each month.

Marketing and sales expenses include REMC fees, advertising and preparation of marketing materials. During 2010, marketing and sales expenses were $8,000 (2009- $5,000). Marketing and sales expenses are expected to significantly increase during 2010 as the Company increases its marketing plan to significantly increase organic growth. The Company now has five full-time sales people, which costs are included in salaries and benefits.

General and administration expenses include professional fees (legal, audit, accounting and outside professional consulting), investor relations consulting fees, office expenses (including rent, telephone and insurance), software fees and fees associated with late payments and bank charges. During 2010, general and administration expenses increased by $218,000 to $523,000 (2009 - $281,000). This increase is mainly due to being a public company during 2010 versus a private company during 2009. There are significant additional costs associated with being a public company including legal costs, auditing, investor relations and regulatory fees. General and administration expenses are not expected to increase significantly in 2010 in relation to increased revenue.

Salaries and benefits for 2010 have increased by $383,000 to $911,000 (2009 - $528,000). This increase is mainly due to the additional costs associated with hiring of senior and middle management to oversee the acquisition, marketing, financial reporting and operations teams. The Company went from 25 employees during the six months ended January 31, 2009 to 43 employees during the six months ended January 31, 2010. The Company does not expect to increase its number of employees significantly during 2010, except for certain key people to be brought on as a result of acquisitions and increasing the number of marketing teams we have in current and new regions brought on through acquisitions. Installations are now contracted out to an independent contractor and the Company's current number of employees is expected to be able to maintain a customer base at least double its current size. The Company continues to upgrade its employees as better trained personnel become available through acquisitions. Stock based compensation of $290,000 was charged to operations on January 2, 2009 with no corresponding charge during 2010.

Depreciation and amortization for 2010 increased by $109,000 to $317,000 (2009 - $208,000). This increase was attributed to amortization of customers' relationships of $139,000 (2009 - $nil). This increase was offset by a decrease of $30,000 in depreciation of our property and equipment due to assets being fully depreciated.

Other Income and Expense

Interest expense for 2010 increased by $49,000 to $118,000 (2009 - $69,000). The increase was a result of increased short-term and long-term debt levels offset by an overall reduction in the cost of debt to 6.8% achieved through negotiations with all creditors. During the six months ended January 31, 2010 the Company's cost of short-term and long-term debt decreased by 2% to 6.8% from 8.8%. Interest expense will increase in 2010 as the Company plans to issue senior subordinated convertible debt securities at 6% and bonds at 4% to 5%. The Company will also issue short-term notes as part consideration of planned acquisitions.

During 2010 the Company had written-off a $10,000 non-refundable deposit on a 2008 planned acquisition that did not complete. Other income included accounts payable written-off of $45,000 (2009 - $17,000).

Net Loss

The net loss for 2010 increased by $150,000 to $1,278,000 (2009 - $1,128,000). This increase in loss was due to increases in operational expenses (other than stock based compensation) of $1,035,000. These operational expense increases were mainly due to variable items such as increase in plant and delivery of $296,000 and an increase in salaries and benefits of $383,000. General and administration increased by $242,000 as a result of being a public company and depreciation and amortization increased by $97,000 due to amortization of customers' relationships. These increases to net loss were offset by a $644,000 increase in revenues and a one-time stock based compensation expense in 2009 of $290,000 which was not incurred during 2010.

Liquidity and Capital Resources

The Company completed its acquisition of Omnicity, Incorporated on February 17, 2009. Prior to this the Company was a dormant early exploration stage company with no operations. Since then, the Company's acquisition and transition teams have acquired and folded in six WISP's increasing its subscriber base from 1,800 to 6,100 as at January 31, 2010. See discussion under "Revenues" above for our increase in cash flow from our customers.

	January 31, 2010 $	July 31, 2009 $
Cash	584,000	159,000
Working Capital (Deficiency)	(1,196,000)	(2,585,000)
Total Assets	4,308,000	3,350,000
Total Liabilities	5,392,000	4,424,000
Stockholders' Deficit	(1,084,000)	(1,074,000)

Cash as at January 31, 2010 was $584,000 (2009 - $159,000). The Company has not received any cash from other than operational activities from February 1, 2010 to March 17, 2010. We manage our cash in a strict manner with a daily, weekly and multi-weekly cash forecast prepared by our controller and circulated to the three senior officers for their review, discussion and direction. From February 17, 2009 to March 17, 2010 our creditors have been substantially paid down or brought more current, paid off, converted into equity or converted into long-term debt.

Included in working capital deficiency are short-term notes totalling $535,000 (July 31, 2009 - $1,223,000). These short-term notes are all standard unsecured promissory notes due on demand or within one year at a blended rate of 7.4%. Also included in working capital deficiency are accounts payable and accruals of $777,000 (July 31, 2009 - $1,052,000), and current portion of long-term debt and capital lease obligations of $638,000 (2009 - $562,000).

Included in total liabilities are current liabilities of $1,354,000 (2009 - $2,380,000) not including current portion of long-term debt and capital lease obligations. Capital lease obligations total $72,000 (2009 - $97,000) of which $41,000 is due within the next twelve months. Long-term debt totals $3,966,000. The long-term debt principal payments due over the next five years and beyond are as follows:
Year	$

2011	520,000
2012	553,000
2013	381,000
2014	312,000
2015	1,715,000
Thereafter	485,000

Cash to Operating Activities

During 2010, operating activities used cash of $1,008,000 (2009 - $269,000). Our loss for 2010 was $1,261,000 (2009 - $1,128,000), which included a non-cash outlay for an asset written-off of $10,000 and depreciation and amortization of $317,000 (2009 - $208,000) and, during 2009, a non-cash stock based compensation expense of $290,000 for a net cash outflow of $934,000 (2009 - $614,000) before changes in working capital items. Our accounts receivable have increased by $12,000 due to our increase in customer base. Prepaid expenses decreased by $69,000 (2009 - increase of $2,000). Our accounts payable and accrued liabilities have been substantially reduced by $131,000 as compared to 2009 where our operations were partially financed by our creditors totalling $346,000.

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

During 2010, investing activities used net cash of $863,000 (2009 - $142,000). We acquired tower and customers' premises equipment totalling $859,000 during 2010 (2009 - $121,000, net of sale leaseback proceeds of $132,000). A total of $493,000 of acquisition costs arose from the acquisition of AAA Wireless, Inc.

Cash from Financing Activities

During 2010, financing activities provided cash of $2,296,000 (2009 - $427,000). Proceeds of $1,020,000 was received from common stock subscriptions (2009 - $90,000). During 2010, proceeds of $282,000 (2009 - $260,000) were received from short-term loans and $1,543,000 (2009 - $80,000) from long-term debt. A total of $873,000 of short-term debt became long-term debt due to renegotiations with note holders. We repaid $538,000 (2009 - $23,000) of short-term and long-term debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required because we are a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being January 31, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director and officer or affiliates, or any registered or beneficial shareholder is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors.

Not required because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities.

Effective on November 10, 2009, we completed a non-brokered private placement pursuant to which we issued from treasury to one subscriber a total of 4,000,000 Units at a subscription price of $0.35 per unit for proceeds of $1,400,000. Each unit consisted of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire an additional share of common stock at an exercise price of $0.50 per share until November 10, 2011. We relied on exemptions from registration under the Securities Act provided by Rule 506 for U.S. accredited investors based on representations and warranties provided by the subscriber in his subscription agreement entered into between the subscriber and the Company.

Effective on November 13, 2009, we completed a non-brokered private placement pursuant to which we issued from treasury to five subscribers a total of 278,840 Units at a subscription price of $0.35 per unit for proceeds of $97,594. Each unit consisted of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire an additional share of common stock at an exercise price of $0.50 per share until November 13, 2011. We relied on exemptions from registration under the Securities Act provided by Rule 506 for U.S. accredited investors based on representations and warranties provided by the subscribers in the subscription agreements entered into between each subscriber and the Company.

Item 3. Defaults Upon Senior Securities

Not required because we are a smaller reporting company.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibit
10.1	Asset Purchase Agreement between Company and Receiver Van Es Consulting, LLC re AAA Wireless, Inc.
10.2	Asset Purchase Agreement between Company and Clinton County Wireless, LLC
10.3	Promissory Note between Company as Borrower and Riverpoint Financial as Lender
10.4	Senior Subordinated Convertible Debenture Subscription Agreement, dated December 24, 2009
10.5	Warrant Certificate, dated December 24, 2009
10.6	Convertible Debenture Certificate, dated December 24, 2009
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Financial Officer
32.1	18 U.S.C. Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OMNICITY CORP.
By:	"Greg Jarman" Greg Jarman Chief Executive Officer and a Director (Principal Executive Officer) Date: March 17, 2010

"Don Prest" Don Prest Chief Financial Officer and a Director (Principal Financial Officer and Principal Accounting Officer) Date: March 17, 2010

__________