Form 10-Q
period 2010-04-30
OMNICITY CORP.
filed 2010-06-14
CIK 1411586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2010

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

Yes [ ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of June 14, 2010, there were 43,795,895 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Omnicity Corp.
Consolidated Balance Sheets
As at April 30, 2010 (Unaudited) and July 31, 2009
	April 30, 2010 $	July 31, 2009 $
Assets
Current Assets:
Cash	52,992	159,119
Accounts receivable, net	106,293	78,007
Other receivable	-	5,000
Prepaid expenses and deposits	101,033	114,173

Total Current Assets	260,318	356,299
Property and Equipment (Note 3)	2,242,923	1,022,675
Deposits and Other Assets (Note 4)	124,894	129,886
Customers' Relationships (Note 5)	3,109,665	1,841,247

Total Assets	5,737,800	3,350,107

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	1,003,891	838,336
Accrued liabilities (Note 7)	165,982	213,431
Short-term notes payable (Note 8)	636,095	1,222,716
Current portion of long-term debt (Note 9)	1,045,340	511,521
Current portion of capital lease obligations (Note 13)	84,708	50,147
Deferred revenue	42,000	42,000
Other liabilities	-	63,132

Total Current Liabilities	2,978,016	2,941,283
Capital Lease Obligations (Note 13)	39,868	46,868
Long-term Debt (Note 9)	3,397,410	1,436,053

Total Liabilities	6,415,294	4,424,204

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 13)
Stockholders' Deficit:
Common Stock, par value $.001, 1,540,000,000 shares authorized, 43,278,751 and 38,018,382 issued and outstanding, respectively (Note 11)	43,278	38,018
Common Stock Subscribed and/or Reserved (Notes 6 and 11)	392,500	641,594
Additional Paid-in Capital	8,590,317	5,929,479
Deficit	(9,703,589)	(7,683,188)

Total Stockholders' Deficit	(677,494)	(1,074,097)

Total Liabilities and Stockholders' Deficit	5,680,800	3,350,107

(See accompanying notes to these consolidated financial statements)

Omnicity Corp.
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended April 30, 2010 $	Three Months Ended April 30, 2009 $	Nine Months Ended April 30, 2010 $	Nine Months Ended April 30, 2009 $
Sales, net	837,486	424,766	2,090,432	1,033,696

Expenses:
Service costs	16,389	8,399	43,307	21,139
Plant and signal delivery	363,802	225,835	1,019,808	585,925
Marketing and sales	3,444	21,372	11,104	27,227
General and administration	119,864	226,142	643,270	489,538
Salaries and benefits	625,714	345,829	1,536,370	874,330
Stock based compensation	-	-	-	289,629
Depreciation and amortization	233,279	132,381	550,646	340,780

Total Expenses	1,362,492	959,958	3,804,504	2,628,568

Loss from Operations	(525,006)	(535,192)	(1,714,072)	(1,594,872)

Other Income (Expense):
Other income	32	-	49,330	-
Gain on sale of assets, net	40,719	-	30,719	-
Financing expense	(131,479)	-	(140,517)	-
Interest	(126,740)	(64,232)	(245,660)	(132,723)

Total Other Income (Expense)	(217,468)	(64,232)	(306,128)	(132,723)

Net Loss	(742,474)	(599,424)	(2,020,200)	(1,727,595)

Net Loss per Share - Basic and Diluted	(.02)	(.02)	(.05)	(.05)

(See accompanying notes to these consolidated financial statements)

Omnicity Corp.

Consolidated Statements of Cash Flows

(Unaudited)
	Nine Months Ended April 30, 2010 $	Nine Months Ended April 30, 2009 $
Cash flows from (to) operating activities:
Net loss	(2,020,200)	(1,727,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	550,646	340,780
Stock based compensation	-	289,629
Gain on sale of assets, net	(30,719)	-
Financing expense paid with common stock	5,000	-
Interest expense accreted	34,649	-
Expenses settled through common stock subscriptions	-	19,740
Expenses settled through short-term borrowings	-	18,996
(Increase) decrease in:
Accounts and other receivable	(23,285)	(42,332)
Prepaid expenses	83,140	(6,932)
Increase (decrease) in:
Accounts payable and accrued liabilities	222,888	333,468

Net cash used in operating activities	(1,177,882)	(774,246)

Cash flows from (to) investing activities:
(Increase) in deposits	(5,008)	46,408
Proceeds from sale leaseback of property and equipment	225,000	489,368
Customers' relationships acquired	(475,733)	-
Acquisition of property and equipment	(1,645,185)	(684,588)

Net cash used in investing activities	(1,900,926)	(148,812)

Cash flows from (to) financing activities:
Proceeds from short-term notes	1,017,000	370,000
Repayment of short-term notes	(195,017)	(33,500)
Repayment of bank borrowings	-	(909)
Proceeds from long-term debt	1,510,000	145,000
Repayment of long-term debt and capital lease obligations	(479,302)	(50,587)
Proceeds from issuance of common stock	1,020,000	5,500
Proceeds from common stock subscriptions	100,000	571,310
Common stock issuance costs	-	(13,747)

Net cash provided by financing activities	2,972,681	993,067

(Decrease) increase in cash	(106,127)	70,009
Cash, beginning of period	159,119	-

Cash, end of period	52,992	70,009

Supplemental cash flow information:
Cash paid for interest	156,718	70,517
Cash paid for income taxes	-	-

Supplemental disclosure of non-cash investing and financing activities:
Net liabilities assumed in corporate reorganization	-	(168,352)
Current liabilities transferred to long-term debt	961,416	369,631
Equipment acquired pursuant to capital leases and issuance of stock	91,295	6,800
Conversion of debt into common stock and common stock subscriptions	80,000	621,162
Warrants issued pursuant to a financing arrangement	61,132	-
Customer relationships acquired in exchange for debt and common stock	1,021,380	1,118,700

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

On February 17, 2009, the Company acquired all of the issued and outstanding shares of Omnicity, Incorporated. Omnicity, Incorporated (incorporated on August 13, 2003) provides broadband access, including advanced services of voice, video and data, in un-served and underserved small and rural markets and is planning to be a consolidator of rural market broadband nationwide. The total purchase price was 23,000,000 common shares of the Company.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated substantial revenues but has sustained losses since inception and has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary debt and/or equity financing to fund its growth strategy, pay debt when due, to continue operations, and to attain profitability. As at April 30, 2010, the Company had a working capital deficit of $2,717,698 and a stockholders' deficit of $677,494. All of these factors combined raises substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Although the Company is operationally cash flow positive as at April 30, 2010, the Company must continue to address its liquidity and working capital issues. The Company continues to raise additional capital through the issuance of short-term and long-term debt and equity to private investors to maintain its aggressive acquisition strategy, increase its organic growth and to repay principal and interest when due. Management believes this additional capital and the expanded customer base through acquisitions and organic growth will provide the Company the opportunity to increase its operational cash flow and ultimately to be profitable over the next twelve months.

2.    Significant Accounting Policies

Interim Unaudited Financial Statements

These interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for SEC Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the years ended July 31, 2009 and 2008 included in the Company's Form 10K filed on October 23, 2009 with the SEC. The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at April 30, 2010, and the results of its operations for the three months and nine months ended April 30, 2010 and 2009 and the results of its cash flows for the nine months ended April 30, 2010 and 2009. The results of operations for the three months and nine months ended April 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

Fair Value

The Company's financial instruments consist principally of notes payable, convertible debentures and a derivative warrant liability.   Notes payable and convertible debentures are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of notes payable and convertible debentures based on the effective yields of similar obligations.  The Company determines the fair value of its derivative warrant liability based upon the trading prices of its common stock on the date of issuance and when applicable, on the last day of the quarter. The Company uses the Black-Scholes Option Model in valuing the fair value of its derivative warrant liability.

The Company believes all of the financial instruments' recorded values approximate fair market value because of their nature and respective durations.

The Company complies with the provisions of ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), previously referred to as SFAS No. 157.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. ASC 820-10-35, "Fair Value Measurements and Disclosures - Subsequent Measurement" ("ASC 820-10-35"), clarifies that fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10-35 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.  The Company also follows ASC 825 "Interim Disclosures about Fair Value of Financial Instruments", previously referred to as FAS 107-1 to expand required disclosures.

ASC 820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under ASC 820-10-35 are described below:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Recently Issued or Adopted Accounting Pronouncements

On July 1, 2009, the Financial Accounting Standards Board ("FASB") officially launched the FASB ASC 105 -- Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification ("the Codification"), as the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission. The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for interim and annual periods ending after September 15, 2009. Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as "FASB ASC". Implementation of the Codification did not have any impact on the Company's consolidated financial statements.

The following FASB pronouncements have been adopted by the Company during the nine months ended April 30, 2010:

In April 2009, FASB issued an update to FASB ASC 805, "Business Combinations", that clarifies and amends FASB ASC 805, as it applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies. This update addresses initial recognition and measurement issues, subsequent measurement and accounting, and disclosures regarding these assets and liabilities arising from contingencies in a business combination. The Company adopted this Statement on August 1, 2009. Implementation of this update to FASB ASC 805 did not have any impact on the Company's consolidated financial statements.

In April 2009, FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly", to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. This pronouncement emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this Statement on August 1, 2009. Implementation of this Standard did not have any impact on the Company's consolidated financial statements.

In June 2009, FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140". SFAS No. 166 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" by eliminating the concept of special-purpose entities, requiring the reporting entity to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, changes the requirements for the de-recognition of financial assets, and provides for the sellers of the assets to make additional disclosures. The Company adopted this Statement on August 1, 2009. Implementation of this Standard did not have any impact on the Company's consolidated financial statements.

In June 2009, FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)". SFAS No. 167 addresses the effect on FASB Interpretation 46(R), "Consolidation of Variable Interest Entities" of the elimination of the qualifying special-purpose entity concept of SFAS No. 166, "Accounting for Transfers of Financial Assets". SFAS No. 167 also amends the accounting and disclosure requirements of FASB Interpretation 46(R) to enhance the timeliness and usefulness of information about an enterprise's involvement in a variable interest entity. The Company adopted this Statement on August 1, 2009. Implementation of this Standard did not have any impact on the Company's consolidated financial statements.

On June 30, 2009, FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) - Generally Accepted Accounting Principles - amendments based on - Statement of Financial Accounting Standards No. 168 "The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". Beginning with this Statement FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates. This ASU includes FASB Statement No. 168 in its entirety. While ASU's will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance. The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. ASU No. 2009-01 became effective for the Company's quarter ended October 31, 2009. Implementation of this Standard did not have any impact on the Company's consolidated financial statements.

In August 2009, FASB issued ASU No. 2009-05 - Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value. This ASU clarifies the fair market value measurement of liabilities. In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles of Topic 820 such as an income or market approach. ASU No. 2009-05 was effective upon issuance and it did not result in any significant financial impact on the Company upon adoption.

In September 2009, FASB issued ASU No. 2009-12 - Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent). This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value. ASU No. 2009-12 became effective for the Company's quarter ended January 31, 2010. Since the Company does not currently have any such investments, the adoption of the ASU did not have any significant financial impact on the Company's financial statements.

 In January 2010, FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on its financial statements.

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 - Receivable - Loans and Debt Securities Acquired with Deteriorated Credit Quality ("Subtopic 310-30"). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables--Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

3.    Property and Equipment

Property and equipment consists of the following:

	April 30, 2010 $	July 31, 2009 $

Land	15,000	-
Computer and wireless equipment including spare parts	1,254,465	554,908
Towers, infrastructures and house drops	1,370,336	768,643
Fiber build-outs	66,831	-
Furniture and fixtures	74,562	44,959
Vehicles	168,629	74,529
Software	76,342	42,183

	3,026,165	1,485,222
Less: accumulated depreciation	(783,242)	(462,547)

Property and equipment, net	2,242,923	1,022,675

4.    Deposits and Other Assets

Deposits and other assets consist of the following:

	April 30, 2010 $	July 31, 2009 $

Non-refundable deposits	-	10,000
Operating lease deposits	86,682	86,682
Other long-term deposits	38,212	33,204

	124,894	129,886

5.    Customers' Relationships

The carrying value of customers' relationships acquired as at April 30, 2010 and July 31, 2009 consists of:

	April 30, 2010 $	July 31, 2009 $

Capitalized value	3,426,813	1,939,700
Less: accumulated amortization	(317,148)	(98,453)

Customers' relationships, net	3,109,665	1,841,247

6.    Acquisition of Assets

a)  Rushville Internet Services LLC (Indiana)

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

b)  AAA Wireless, Inc. (Indiana)

On January 7, 2010 the Company acquired the telecommunication network and system assets of AAA Wireless, Inc. The total purchase price was $493,545, which was paid in cash. The purchase price was allocated as follows: land - $15,000; towers, infrastructures and house and school drops - $315,232; automobiles - $16,500; and computer and wireless equipment including spare parts - $146,813. No value was placed on customers' relationships as these relationships had to be renewed through the efforts of the Company. The purchase price allocation was based on relative fair market values of all of the assets acquired.

c)  Clinton County Wireless, LLC (Indiana)

On January 14, 2010 the Company acquired the customers' relationships and telecommunication network and system assets of Clinton County Wireless, LLC, located in Clinton County, Indiana. The total purchase price was $60,000 to be paid in common shares. The number of common shares was determined based on the 15 trading day average closing price of the Company's common shares prior to March 15, 2010, being $0.36. The total number of common shares to be issued is 176,667; these shares have not yet been issued. The purchase price was allocated $10,000 to property and equipment and $50,000 to customers' relationships based on the relative fair values of the assets acquired.

d)  USppp, Inc. (Indiana)

On March 23, 2010 the Company acquired the customers' relationships and telecommunication network and system assets of USppp, Inc., located in Decatur, Indiana. The total purchase price was $225,000. Consideration was $55,000 cash, $20,000 payable upon receiving certain deliverables, a long-term 5% note for $67,500 and $82,500 to be paid in common shares. The number of common shares was determined based on the 15 trading day average closing price of the Company's common shares prior to May 22, 2010, being $0.3167. The total number of common shares to be issued is 260,526; these shares have not yet been issued. The purchase price was allocated $140,000 to telecommunication network assets and $85,000 to customers' relationships based on the relative fair values of the assets acquired.

e)  Bright Choice, Inc. (Ohio)

On March 31, 2010 the Company acquired the customers' relationships and telecommunication network and system assets of Bright Choice, Inc., a subsidiary of Consolidated Electric Cooperative, a rural electric cooperative located in North Central Ohio. The total purchase price was $267,850. Consideration was $220,000 cash and a 5% note for $47,850. The purchase price was allocated $126,400 to telecommunication network and system assets, $48,600 to vehicles and $92,850 to customers' relationships based on the relative fair values of the assets acquired.

f)  Lightspeed Wireless (Ohio)

On April 22, 2010 the Company acquired the customers' relationships and telecommunication network and system assets of Lightspeed Wireless, located in Berlin, Ohio. The total purchase price was $1,400,000. Consideration was $700,000 cash, a short-term 5% note of $50,000, a long-term 6% note for $500,000 and $150,000 to be paid in common shares. The number of common shares will be determined based on the 15 trading day average closing price of the Company's common shares prior to June 21, 2010. The purchase price was allocated $237,000 to telecommunication network and system assets, $13,000 to vehicles and $1,150,000 to customers' relationships based on the relative fair values of the assets acquired.

7.    Accrued Liabilities

	April 30, 2010 $	July 31, 2009 $

Accrued interest	119,783	65,822
Due to Rushville Internet Services, LLC (Note 6 (a))	-	56,294
Payroll and severance liabilities	33,105	55,486
Other current liabilities	13,094	35,829

		-
	165,982	213,431

8.    Short-term Notes Payable

	April 30, 2010 $	July 31, 2009 $

Notes payable, due on demand, unsecured and bearing interest at rates between 8% and 9.5% per annum	310,000	203,500

Notes payable due to the Chairman of the Board of the Company and a company beneficially owned. These notes were re-negotiated into long-term notes (See Note 9)	-	8,416

Note payable due to a company controlled by a director, due January 1, 2011, unsecured and bearing interest at 9% per annum with interest payable quarterly	150,000	-

Note payable due to a director, unsecured, due on September 27, 2010 and bearing interest at 8% per annum	30,000	-

Notes payable, unsecured, due on demand and bearing interest at 10% per annum	10,000	10,000

Vendor Notes, unsecured, due on demand having had an interest rate of 5%. These notes were renegotiated into long-term notes (See Note 9)	-	944,800

Vendor Note, unsecured, bearing interest at 5% and repayable $5,000 per month plus interest with final payment due December, 2010	38,245	46,000

Vendor Note, unsecured, bearing interest at 5% and repayable in 4 quarterly instalments of $11,963 plus interest with first payment due September, 2010	47,850	-

Vendor Note, unsecured, non-interest bearing and due on demand	50,000	-

	636,095	1,222,716

9.    Long-term Debt

	April 30, 2010 $	July 31, 2009 $

Notes payable to Jay County Development Corporation. Non-interest bearing, repayable monthly based on the number of subscribers in Jay County, Indiana. Collateralized by certain equipment located in Jay County. Principal currently repayable at $500 per month	292,411	296,911

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

	587,756	629,388

Note payable to Muncie Industrial Revolving Loan Fund Board. Interest of 5% only was paid to July 13, 2009. Monthly principal and interest of $4,570 payments started August 13, 2009 and will end December 13, 2011, at which time the loan will be reviewed by Muncie's Board of Directors. This note is collateralized by certain equipment in Muncie County and Delaware County, Indiana	252,741	283,741

Note payable to Star Financial Bank. Interest is paid monthly at 8.6% per annum. This note was due February 1, 2010. The Company has received a notice of default. This loan is collateralized by certain equipment.	190,581	193,170

Notes payable to First Farmers Trust & Bank. These notes were repaid in full	-	43,076

Unsecured notes payable to the, Chairman of the Company, the son of the Chairman of the Company and to companies controlled by the Chairman. Repayable in monthly instalments of principal and interest at 8%, totalling $5,199, to December, 2010, $4,845 from January, 2010 to May, 2012 and $3,492 from June, 2012 to April 2014	225,101	217,663

Senior subordinated convertible debenture having a face value of $1,500,000 issued to a director including warrants to acquire up to 1,500,000 common shares at $0.50 per share expiring December 24, 2014. This convertible debenture bears interest at 8% per annum and is convertible into common shares at a price of $0.35 per common share up to December 24, 2014. This debenture was discounted by $659,873 due to the beneficial conversion feature and the value of warrants. The discounted value, of $840,127, is being accreted up to its face value of $1,500,000 over the term of the debenture	874,776	-

Unsecured notes payable to a director of the Company, interest only at 8% and maturing April 2012	470,000	-

Unsecured notes payable to a director of the Company with monthly payments of principal and interest ranging from 8% to 10%	70,444	102,733

Senior subordinated redeemable debentures, 8% interest paid quarterly of which $20,000 is due to a director of the Company	30,000	20,000

Unsecured vendor and investor notes payable with monthly or quarterly payments of principal and interest ranging from 5% to 10%	1,448,940	160,892

Total long-term debt	4,442,750	1,947,574
Less: current portion	1,045,340	511,521

Long-term portion	3,397,410	1,436,053

Long-term debt principal repayments due over the next five years are as follows:

Year	$	Year	$

2011	1,045,340	2014	391,801
2012	1,054,438	2015	1,063,102
2013	445,317	Thereafter	442,751

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

b)  The Company's capital lease obligations relate to assets leased from the Chairman of the Company or a company beneficially owned by the Chairman of the Company, totalling $71,379 (July 31, 2009 - $97,015 (See Note 13).

c)  The Wabash Rural Electric Membership Cooperative's ("Wabash") Chief Executive Officer is a director of the Company. See Note 9 for notes owing to Wabash.

d)  Unsecured notes payable to the Chairman of the Company and the son of the Chairman of the Company and to companies controlled by the Chairman, totalling $225,101 (July 31, 2009 - $217,663), are repayable in monthly instalments of principal and interest at 8% with final payment due April, 2014.

e)  On October 20, 2009 the Company received $1,000,000 from a director and major shareholder in addition to $400,000 received on July 3, 2009. On October 20, 2009 the director subscribed for 4,000,000 units at $0.35 per unit. These units were issued on November 10, 2009. Each unit contained one common share and one half of one common share purchase warrant. Each whole warrant is exercisable into one common share at an exercise price of $0.50 per share expiring November 10, 2011.

f)  On November 23, 2009 the Company received $150,000 from a company controlled by a director of the Company and issued a promissory note due January 1, 2011, which is unsecured and bears interest at 9% per annum with interest payable quarterly. The Company is also indebted to the director in the amount of $20,000 which is secured by a senior subordinated debenture which bears interest at 8% per annum, interest paid quarterly and due January 2, 2011.

g)  On December 24, 2009 the Company received $1,500,000 from a director and major shareholder of the Company and issued a senior subordinated convertible debenture having a face value of $1,500,000, plus warrants to acquire up to 1,500,000 common shares at $0.50 per share expiring December 24, 2014. This convertible debenture accrues interest at 8% per annum and principal and interest is convertible into common shares at a price of $0.35 per common share up to December 24, 2014 being the maturity date. The Company discounted this debenture by $222,794 being the relative fair market value of the beneficial conversion feature. The Company also valued the warrants at $437,079 being the relative fair value of the warrants. The value of the warrants were discounted from the face value of the debenture. The total discounted value of the debenture, being $840,127, is being accreted up to its face value to maturity, being December 24, 2014. Total accreted interest expense for the period ended April 30, 2010 is $34,649.

h)  In April, 2010 the Company received $500,000 from a director to close two acquisitions. Two notes, totalling $470,000 are unsecured, bear interest at 8% per annum and mature in April 2012. A $30,000 note is unsecured, bears interest at 8% per annum and is due September 27, 2010.

i)  On April 20, 2010 the Company received $225,000 from a director of the Company pursuant to a sale of towers to the director. The towers had a net book value of $184,281 and the Company recorded a gain on sale of assets of $40,719.

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

c)  On October 13, 2009 the Company acquired tower infrastructures and tower and customer premises equipment and settled an inter-company liability. The Company issued, as consideration, 268,818 common shares at $0.465 per share.

d)  The Company received $197,594 pursuant to Unit Private Placement Subscription Agreements with certain private investors. The Company issued 278,840 units at $0.35 per unit on November 13, 2009 and is committed to issue a further 285,714 Units. Each contains one common share and one half of one common share purchase warrant. Each whole warrant is exercisable into one common share at $0.50 per share expiring November 13, 2011 as to 139,420 warrants and June, 2012 as to 142,857 warrants.

e)  The Company received $1,000,000 from a director and major shareholder on October 20, 2009. These funds plus $400,000 received on July 3, 2009 were combined and a subscription agreement for 4,000,000 units at $0.35 per unit was executed on October 20, 2009. These units were issued on November 11, 2009. Each unit contained one common share and one half of one common share purchase warrant. Each whole warrant is exercisable into one common share at an exercise price of $0.50 per common share expiring November 11, 2011.

f)  See Note 6 for common shares committed to be issued. The Company is committed to issuing 437,193 common shares pursuant to two completed asset purchase agreements to settle $142,850 of common share commitments. The Company is also committed to issuing common shares to settle $150,000. The number of common shares will be determined based on the 15 trading day average closing price of the Company's common shares prior to June 21, 2010.

g)  The Company issued 254,285 common shares as follows: 5,000 common shares to acquire a vehicle valued at $1,500; 14,285 common shares valued at $5,000 to settle a financing obligation; and issued 235,000 common shares valued at $70,000 pursuant to two consulting contracts that began after April 30, 2010. This amount was recorded as a prepaid expense.

h)  On April 26, 2010 the Company settled $80,000 of short-term debt by issuing 228,571 Units at $0.35 per Unit pursuant to two Unit for Debt Private Placement Subscription Agreements. Each unit contained one common share and one half of one common share purchase warrant. Each whole warrant is exercisable into one common share at an exercise price of $0.50 per common share expiring April 29, 2012.

12.  Warrants and Capital Stock Issuable Upon Conversion of Debentures

a) Warrants

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

See Note 11 (d) (e) and (h) for 2,253,705 share purchase warrants issued in connection with a $0.35 per Unit private placements. See Note 10 (g) for 1,500,000 share purchase warrants issued in connection with a senior subordinated convertible debenture agreement. These warrants are exercisable at $0.50 per share.

As at April 30, 2010 the Company has common share purchase warrants issued and outstanding to purchase up to 5,614,929 common shares at an average exercise price of $.50 per common share having an average remaining life of 2.8 years as follows:

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

    139,420 warrant exercisable at $0.50 expiring November 13, 2011;

    155,556 warrants exercisable at $0.46 expiring December 1, 2011;

    77,569 warrants exercisable at $0.51 expiring February 17, 2019;

    184,914 warrants exercisable at $0.58 expiring March 27, 2019;

    139,490 warrants exercisable at $0.56 expiring July 14, 2019;

    114,285 warrants exercisable at $0.50 expiring April 29, 2011;

    1,500,000 warrants exercisable at $0.50 expiring December 24, 2014.

b) Capital Stock Issuable upon Conversion of Convertible Securities

Pursuant to an 8% senior subordinated convertible debenture with interest accruing to maturity the Company has reserved up to 4,405,009 common shares.

13.  Lease Obligations

Future minimum lease payments for equipment acquired under non-cancellable capital leases and operating leases with initial terms of more than one year are as follows:

	Capital Leases	Operating Leases
Twelve months ending April 30,	$	$

2011	46,798	391,963
2012	19,738	330,034
2013	12,015	20,875
2014	1,649	-
2015	-	-

Total minimum lease payments	136,999

Less: amounts representing interest	12,423

Present value of net minimum lease payments	124,576
Less: current portion	84,708

Long-term capital lease obligations	39,868

The principal portion of capital lease obligations is to be repaid as follows:

Twelve Months Ended April 30,	$

2011	94,313
2012	28,939
2013	13,747

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

  Launch the next generation of Motorola Canopy equipment in all new builds and in all rebuild opportunities to standardize Omnicity networks with carrier grade deployments;

  increase operational cash flow to over $100,000 per month and build a liquidity floor under operations of $200,000 minimum by October 31, 2010;

  continue to partner with Rural Electric Membership Cooperatives "REMCs", local and State governments, Rural Telcos and Original Equipment Manufacturers "OEMs" to efficiently and cost effectively expand our network across rural America; and

  develop and expand our service offerings to become a total broadband solution including VOIP and IPTV.

Future Financing Requirements

At April 30, 2010, we had cash of $53,000 and a working capital deficit of $2,718,000. We estimate that approximately $2 million will be required during quarter four ended July 31, 2010 to finance our short-term working capital deficit and to finance the expansion of, and the addition of subscribers through acquisition to, our existing and to be acquired network infrastructures. Approximately $3.87 million has been raised during the nine months ended April 30, 2010. A portion will be used to finance our negative working capital. Upon closing our second large acquisition in Ohio we are operationally cash flow positive and will require no additional funds to finance these operational deficits. A portion of these funds will also be used to finance the acquisition of additional transmission rights, the purchase and installation of transmission and tower equipment and the cost of customer premises equipment. A portion of these funds will be used to make principal and interest payments of our long-term and short-term debts as required.

We will continue to seek a combination of equity and long-term debt financing as well as other traditional cash flow and asset backed financing to meet our financing needs and to reduce our overall cost of capital. Additionally, in order to accelerate our growth rate and to finance general corporate activities, we may supplement our existing sources of funds with financing arrangements at the operating system level or through additional borrowings, joint ventures or other off balance sheet arrangements. As a further capital resource, we may sell or lease certain wireless rights or assets from our portfolio as appropriate opportunities become available. However, there can be no assurance that we will be able to obtain any additional financing, on acceptable terms or at all.

Results of Operations

Three months ended April 30, 2010 and 2009

The following table sets forth certain financial information relating to the Company for the three months ended April 30, 2010 ("2010") and April 30, 2009 ("2009"). The financial information presented has been rounded to the nearest thousand $ and is derived from the unaudited interim consolidated financial statements included under Item 1 in this Form 10-Q.

	Three Months Ended April 30, 2010 $	Three Months Ended April 30, 2009 $

Sales, net	837,000	425,000

Expenses:
Service costs	16,000	8,000
Plant and signal delivery	364,000	226,000
Marketing and sales	4,000	21,000
General and administration	120,000	226,000
Salaries and benefits	626,000	346,000
Stock based compensation	-	-
Depreciation and amortization	233,000	132,000

Total Expenses	(1,363,000)	(960,000)

Loss from Operations	(526,000)	(535,000)

Other Income (Expense):
Other income	-	-
Gain on sale of assets, net	41,000	-
Financing expense	(131,000)	-
Interest expense	(127,000)	(64,000)

Total Other Income (Expense)	(217,000)	(64,000)

Net Loss	(743,000)	(599,000)

Net Loss per Share - Basic and Diluted	(.02)	(.02)

The following discussion should be read in conjunction with the unaudited interim consolidated financial statements (including the notes thereto) included under Item 1 in this Form 10-Q.

Revenues

The Company's revenues for 2010 increased by $412,000 to $837,000 (2009 - $425,000) an increase of 97%. This significant increase reflects an increase in installation revenues for 2010 which increased by $51,000 to $73,000 (2009 - $22,000) and an increase in recurring service revenues for 2010 which increased by $373,000 to $746,000 (2009 - $374,000) an increase of 100%. These significant increases were achieved partially through organic growth, which is increasing at a rapid rate, and mainly through our customers' relationships acquired in asset acquisitions closed between May 1, 2009 and April 30, 2010. The number of subscribers increased from 6,100 to 11,500 during the three months ended April 30, 2010. This subscriber count does not differentiate a subscriber, for example, one school, hospital or business subscriber is counted as one subscriber. On an equivalent subscriber unit basis we increased our equivalent subscribers from 6,605 at January 31, 2010 to 12,350 at April 30, 2010. This is important to note because going forward the Company will be adding schools, hospitals and business accounts at an accelerated rate. During the three months ended April 30, 2009 the Company had 1,800 subscribers. The Company receives revenue mainly from monthly service and modem rental fees collected from its subscribers. The Company's installation revenue, while representing 9% of revenues currently, is expected to increase rapidly as our marketing teams expand. The Company also receives web hosting fees, fiber construction projects fees and late fees which together represent less than 2% of total revenue. The Company expects revenues to increase rapidly as a result of organic growth, planned acquisitions and increase in average revenue per unit ("ARPU").

Operational Expenses

Operational expenses include service costs, plant and signal delivery, marketing and sales, general and administration and salaries and benefits.

Service costs include the cost of billing and collection. During 2010, service costs increased by $8,000 to $16,000 (2009 - $8,000). This increase was due mainly to the increase in the number of customers accounts offset by a decrease in the cost of collection. Service costs have not, and are not expected to increase significantly during the remainder of 2010.

Plant and signal delivery expenses include the rental of tower infrastructures, the purchase of internet transmission (backhaul) the cost of installations at customers' premises and the customer premises equipment operating lease costs. During 2010, plant and signal delivery expenses increased by $138,000 to $364,000 (2009 - $226,000), an increase of 61%. The increase in revenues was 97% during this period and as subscribers are added to the network the incremental cost of that subscriber is lower. This increase was due mainly to the increase in the number of towers under rental arrangements, the amount of backhaul needed to service the increase in subscribers, the increase in customer premises equipment being leased pursuant to operating lease arrangements and the increase in customer installations. Plant and signal delivery costs per customer will significantly decrease once the Company populates its towers with customers. The Company, on average, has a penetration rate of approximately 4% of homes passed whereas the minimum target penetration is greater than 20% which is the penetration rate in the Wabash REMC coverage area.

In December, 2009, we upgraded our marketing and sales models which increased new installations from 155 during January, 2010 to 220 during February, 2010 to 235 during March, 2010 and 220 during April 2010. Our current growth, on a month over month basis, is 2% which is expected to increase each month.

Marketing and sales expenses include REMC fees, advertising and preparation of marketing materials. During 2010, marketing and sales expenses were $4,000 (2009- $21,000). Marketing and sales expenses are expected to significantly increase during 2010 as the Company increases its marketing plan to significantly increase organic growth. The Company now has five full-time salespeople, which costs are included in salaries and benefits.

General and administration expenses include professional fees (legal, audit, accounting and outside professional consulting), investor relations consulting fees, office expenses (including rent, telephone and insurance), software fees and fees associated with late payments and bank charges. During 2010, general and administration expenses decreased by $106,000 to $120,000 (2009 - $226,000). This decrease is mainly due to high costs associated with becoming a public company during the three months ended April 30, 2009. General and administration expenses have been reduced to a minimum and are not expected to increase significantly in 2010 in relation to increased revenue.

Salaries and benefits for 2010 have increased by $280,000 to $626,000 (2009 - $346,000). This increase is mainly due to the additional costs associated with hiring of senior and middle management to oversee the acquisition, marketing, financial reporting and operations teams. The Company went from 26 employees during the three months ended April 30, 2009 to 68 employees during the three months ended April 30, 2010. The Company does not expect to increase its number of employees significantly during 2010, except for certain key people to be brought on as a result of acquisitions and increasing the number of marketing teams we have in current and new regions brought on through acquisitions. Installations are now contracted out to an independent contractor and the Company's current number of employees is expected to be able to maintain a customer base at least double its current size. The Company continues to upgrade its employees as better trained personnel become available through acquisitions.

Depreciation and amortization for 2010 increased by $101,000 to $233,000 (2009 - $132,000). This increase was attributed to amortization of customers' relationships of $79,000 (2009 - $29). This increase was also due to more property, plant and equipment acquired over the past twelve months.

Other Income and Expense

Interest expense for 2010 increased by $63,000 to $127,000 (2009 - $64,000). The increase was a result of significant increases in short-term and long-term debt levels offset by an overall reduction in the cost of debt to 6.8% achieved through negotiations with all creditors. Interest expense will increase over each of the next few quarters as the Company plans to issue short-term and long-term debt securities.

The Company incurs financing expenses relating to hiring financial experts to assist the Company in raising capital and applying for stimulus funding. Financing expense for 2010 increased by $131,000 to $131,000 (2009 - $nil).

During 2010 the Company sold tower equipment to a related party for proceeds of $225,000 which resulted in a gain of $41,000.

Net Loss

The net loss for 2010 increased by $144,000 to $743,000 (2009 - $599,000). This increase in loss was due to financing charges of $131,000 and an increase in depreciation and amortization and increases in the number of employees.

Nine months ended April 30, 2010 and 2009

The following table sets forth certain financial information relating to the Company for the nine months ended April 30, 2010 ("2010") and April 30, 2009 ("2009"). The financial information presented has been rounded to the nearest thousand $ and is derived from the unaudited interim consolidated financial statements included under Item 1 in this Form 10-Q.

	Nine months Ended April 30, 2010 $	Nine months Ended April 30, 2009 $

Sales, net	2,090,433	609,000

Expenses:
Service costs	43,307	13,000
Plant and signal delivery	1,019,433	360,000
Marketing and sales	10,670	5,000
General and administration	428,734	281,000
Salaries and benefits	1,451,370	528,000
Stock based compensation	-	290,000
Depreciation and amortization	530,210	208,000

Total Expenses	(3,483,724)	(1,685,000)

Loss from Operations	(1,393,291)	(1,076,000)

Other Income (Expense):
Other income	90,048	17,000
Assets written-off	(0)	-
Financing expense	(210,481)	-
Interest expense	(169,476)	(69,000)

Total Other Income (Expense)	(289,909)	(52,000)

Net Loss	(1,683,202)	(1,128,000)

Net Loss per Share - Basic and Diluted	(.03)	(.03)

The following discussion should be read in conjunction with the unaudited interim consolidated financial statements (including the notes thereto) included under Item 1 in this Form 10-Q.

Revenues

The Company's revenues for 2010 increased by $1,481,433 to $2,090,433 (2009 - $609,000) an increase of 343%. This significant increase reflects an increase in installation revenues for 2010 which increased by $153,003 to $173,003 (2009 - $20,000) and an increase in recurring service revenues for 2010 which increased by $1,339,686 to $1,928,686 (2009 - $589,000) an increase of 327%. These significant increases were achieved partially through organic growth, which is increasing at a rapid rate, and mainly through our seven additional acquisitions folded in from August 1, 2009 through April 30, 2010. The number of subscribers increased from 5,200 to 11,500 during the nine months ended April 30, 2010. This subscriber count does not differentiate a subscriber, for example, one school, hospital or business subscriber is counted as one subscriber. On an equivalent subscriber unit basis we increased our equivalent subscribers from 5,586 at July 31, 2009 to 12,350 as at April 30, 2010. This is important to note because going forward the Company will be adding schools, hospitals and business accounts at an accelerated rate. During the Nine months ended April 30, 2009 the Company had 1,800 subscribers. The Company receives revenue mainly from monthly service and modem rental fees collected from its subscribers. The Company's installation revenue, while representing 8% of revenues currently, is expected to increase rapidly as our marketing teams expand. The Company also receives web hosting fees, fiber construction projects fees and late fees which together represent less than 1% of total revenue. The Company expects revenues to increase rapidly as a result of organic growth, planned acquisitions and increase in average revenue per unit ("ARPU").

Operational Expenses

Operational expenses include service costs, plant and signal delivery, marketing and sales, general and administration and salaries and benefits.

Service costs include the cost of billing and collection. During 2010, service costs increased by $30,307 to $43,307 (2009 - $13,000). This increase was due mainly to the increase in the number of customers accounts offset by a decrease in the cost of collection. Service costs have not, and are not expected to increase significantly during the remainder of 2010.

Plant and signal delivery expenses include the rental of tower infrastructures, the purchase of internet transmission (backhaul) the cost of installations at customers' premises and the customer premises equipment operating lease costs. During 2010 plant and signal delivery expenses increased by $659,433 to $1,019,433 (2009 - $360,000), an increase of 283%. The increase in revenues was 343% during this period and as subscribers are added to the network the incremental cost of that subscriber is lower. This increase was due mainly to the increase in the number of towers under rental arrangements, the amount of backhaul needed to service the increase in subscribers, the increase in customer premises equipment being leased pursuant to operating lease arrangements and the increase in customer installations. Plant and signal delivery costs per customer will significantly decrease once the Company populates its towers with customers. The Company, on average, has a penetration of approximately 4% of homes passed whereas the minimum target penetration is greater than 20% which is the penetration rate in the Wabash REMC coverage area.

In December, 2009, we upgraded our marketing and sales models which increased new installations from 50 during December, 2009 to 155 during January, 2010 and 220 during February, 2010. Our current growth, on a month over month basis, is 35% which is expected to increase each month.

Marketing and sales expenses include REMC fees, advertising and preparation of marketing materials. During 2010, marketing and sales expenses were $10,670 (2009- $5,000). Marketing and sales expenses are expected to significantly increase during 2010 as the Company increases its marketing plan to significantly increase organic growth. The Company now has five full-time sales people, which costs are included in salaries and benefits.

General and administration expenses include professional fees (legal, audit, accounting and outside professional consulting), investor relations consulting fees, office expenses (including rent, telephone and insurance), software fees and fees associated with late payments and bank charges. During 2010, general and administration expenses increased by $147,734 to $428,734 (2009 - $281,000). This increase is mainly due to being a public company during 2010 versus a private company during 2009. There are significant additional costs associated with being a public company including legal costs, auditing, investor relations and regulatory fees. General and administration expenses are not expected to increase significantly in 2010 in relation to increased revenue.

Salaries and benefits for 2010 have increased by $923,370 to $1,451,370 (2009 - $528,000). This increase is mainly due to the additional costs associated with hiring of senior and middle management to oversee the acquisition, marketing, financial reporting and operations teams. The Company went from 25 employees during the nine months ended April 30, 2009 to 68 employees during the nine months ended April 30, 2010. The Company does not expect to increase its number of employees significantly during 2010, except for certain key people to be brought on as a result of acquisitions and increasing the number of marketing teams we have in current and new regions brought on through acquisitions. Installations are now contracted out to an independent contractor and the Company's current number of employees is expected to be able to maintain a customer base at least double its current size. The Company continues to upgrade its employees as better trained personnel become available through acquisitions. Stock based compensation of $290,000 was charged to operations on January 2, 2009 with no corresponding charge during 2010.

Depreciation and amortization for 2010 increased by $322,210 to $530,210 (2009 - $208,000). This increase was attributed to amortization of customers' relationships of $219,069 (2009 - $nil). This increase was offset by a decrease of $30,000 in depreciation of our property and equipment due to assets being fully depreciated.

Other Income and Expense

Interest expense for 2010 increased by $100,476 to $169,476 (2009 - $69,000). The increase was a result of increased short-term and long-term debt levels offset by an overall reduction in the cost of debt to 6.8% achieved through negotiations with all creditors. During the nine months ended April 30, 2010 the Company's cost of short-term and long-term debt decreased by 2% to 6.8% from 8.8%. Interest expense will increase in 2010 as the Company plans to issue senior subordinated convertible debt securities at 6% and bonds at 4% to 5%. The Company will also issue short-term notes as part consideration of planned acquisitions.

During 2010 the Company had written-off a $10,000 non-refundable deposit on a 2008 planned acquisition that did not complete. Other income included accounts payable written-off of $45,000 (2009 - $17,000).

Net Loss

The net loss for 2010 increased by $555,202 to $1,683,202 (2009 - $1,128,000). This increase in loss was due to increases in operational expenses (other than stock based compensation) of $1,798,724. These operational expense increases were mainly due to variable items such as increase in plant and delivery of $659,433 and an increase in salaries and benefits of $923,370. General and administration increased by $147,734 as a result of being a public company and depreciation and amortization increased by $322,210 due to amortization of customers' relationships. These increases to net loss were offset by a $1,481,433 increase in revenues and a one-time stock based compensation expense in 2009 of $290,000 which was not incurred during 2010.

Liquidity and Capital Resources

The Company completed its acquisition of Omnicity, Incorporated on February 17, 2009. Prior to this the Company was a dormant early exploration stage company with no operations. Since then, the Company's acquisition and transition teams have acquired and folded in ten WISP's increasing its subscriber base from 1,800 to 11,500 as at April 30, 2010. See discussion under "Revenues" above for our increase in cash flow from our customers.

	April 30, 2010 $	July 31, 2009 $
Cash	53,000	159,000
Working Capital (Deficiency)	(2,718,000)	(2,585,000)
Total Assets	6,737,000	3,350,000
Total Liabilities	6,415,000	4,424,000
Stockholders' Deficit	(677,000)	(1,074,000)

Cash to Operating Activities

During the nine months ended 2010, operating activities used cash of $1,178,000 (2009 - $774,000). Our loss for 2010 was $2,020,000 (2009 - $1,728,000), which included a non-cash outlay for interest expense accreted of $35,000, a financing charge of $5,000, an asset written-off of $10,000, a gain on sale of tower equipment of $31,000 and depreciation and amortization of $551,000 (2009 - $341,000) and, during 2009, a non-cash stock based compensation expense of $290,000 for a net cash outflow of $1,460,000 (2009 - $1,097,000) before changes in working capital items. Our accounts receivable have increased by $23,000 due to our increase in customer base. Prepaid expenses decreased by $83,000 (2009 - increase of $7,000). Our accounts payable and accrued liabilities have increased slightly by $166,000 as compared to 2009 where our operations were partially financed by our creditors totalling $333,000.

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

During 2010, investing activities used net cash of $1,901,000 (2009 - $149,000). We acquired, through asset purchase agreements and equipment purchases, tower and customers' premises equipment totalling $1,420,000, net of sale leaseback proceeds of $225,000 (2009 - $195,000, net of sale leaseback proceeds of $489,000). We acquired customers' relationships, through asset purchase agreements, totalling $1,435,000; cash consideration was $419,000 and non-cash consideration was 1,022,000.

Cash from Financing Activities

During 2010, financing activities provided cash of $2,973,000 (2009 - $993,000). Proceeds of $1,120,000 was received from common stock subscriptions (2009 - $577,000). During 2010, proceeds of $1,017,000 (2009 - $370,000) were received from short-term loans and $1,510,000 (2009 - $145,000) from long-term debt. A total of $961,000 of short-term debt became long-term debt due to renegotiations with note holders. We repaid $674,000 (2009 - $85,000) of short-term debt, long-term debt and capital lease obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required because we are a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being April 30, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report.

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

Item 2. Unregistered Sales of Equity Securities.

On March 31, 2010 we issued 5,000 common shares to one individual to complete the purchase of a vehicle pursuant to a Bill of Sale dated November 19, 2009. We relied on an exemption from registration under the Securities Act provided by Section 4(2) thereof.

Also on March 31, 2010 we issued 5,714 common shares to one individual complete a Letter Agreement to settle a claim. We relied on exemptions from registration under the Securities Act provided by Rule 506 for U.S. accredited investors.

On April 9, 2010 we issued 8,571 common shares to one individual to complete a Letter Agreement to settle a claim. We relied on exemptions from registration under the Securities Act provided by Rule 506 for U.S. accredited investors.

On April 26, 2010 we issued an aggregate of 235,000 common shares to two entities pursuant to Agreements for services to be rendered. With respect to 165,000 of these shares, we relied on exemptions from registration under the Securities Act provided by Rule 506 for U.S. accredited investors; with respect to the remaining 70,000 shares, we relied on exemptions from registration under the Securities Act provided by Regulation S.

On April 29, 2010, we completed a non-brokered private placement pursuant to which we issued from treasury to two subscribers a total of 228,571 Units at a subscription price of $0.35 per unit to settle debt of $80,000. Each unit consisted of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to acquire an additional share of common stock at an exercise price of $0.50 per share until April 29, 2012. We relied on exemptions from registration under the Securities Act provided by Rule 506 for U.S. accredited investors based on representations and warranties provided by the subscribers in the subscription agreements entered into between each subscriber and the Company.

Item 3. Defaults Upon Senior Securities

Not required because we are a smaller reporting company.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibit
10.1	Promissory Note between Company as Borrower and Richard Reahard as Lender, dated March 26, 2010
10.2	Promissory Note between Company as Borrower and Richard Reahard as Lender, dated April 1, 2010
10.3	Promissory Note between Company as Borrower and Richard Reahard as Lender, dated April 16, 2010
10.4	Promissory Note between Company as Borrower and Richard Beltzhoover as Lender
10.5	Lease Agreement between Company as Lessee and Linda Beltzhoover as Lessor
10.6	Promissory Note between Company as Borrower and Insulreps Profit Sharing Plan as Lender
10.7	Investor Relations Services Agreement between Company and VUI Financial, LLC, as amended
10.8	Bill of Sale between Company as Seller and River Point Financial, LLC as Purchaser
10.9	Lease for Tower Space between Company as Lessee and River Point Financial, LLC as Lessor
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Financial Officer
32.1	18 U.S.C. Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
OMNICITY CORP.
By:	"Greg Jarman" Greg Jarman Chief Executive Officer and a Director (Principal Executive Officer) Date: June 14, 2010

"Don Prest" Don Prest Chief Financial Officer and a Director (Principal Financial Officer and Principal Accounting Officer) Date: June 14, 2010

__________