Form 10-K/A
period 2009-07-31
OMNICITY CORP.
filed 2010-09-29
CIK 1411586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2009

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission file number 000-52827

OMNICITY CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0512569
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

807 S State Rd 3, Rushville, Indiana, U.S.A.	46173
(Address of Principal Executive Offices)	(Zip Code)

(317) 903-8178
(Registrant’s telephone number, including area code)

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
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [_] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(do not check if a smaller reporting company)	Smaller reporting company [X]

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

EXPLANATORY NOTE

This Form 10-K/A (Amendment No. 1) is being filed by the Company in response to certain comments from the U.S. Securities and Exchange Commission (the “SEC”) to the Company regarding the Company’s Annual Report on Form 10-K for its fiscal year ended July 31, 2009, as originally filed with the SEC on October 23, 2009. This Form 10-K/A (Amendment No. 1) is sometimes referred to herein as “Form 10-K”, and any references herein to “Form 10-K” or “10-K” should be read to refer to this Form 10-K/A unless otherwise specified or as required based on the context in which the term “Form 10-K” or “10-K” is used.

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this annual report under “Risk Factors”. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this annual report. Forward-looking statements in this annual report include, among others, statements regarding:

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

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors discussed under “Risk Factors” in this annual report.

The forward-looking statements in this annual report are made as of the date of this annual report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

AVAILABLE INFORMATION

Omnicity Corp. files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC’s website at http://www.sec.gov.

REFERENCES

As used in this annual report: (i) the terms “we”, “us”, “our”, “Omnicity” and the “Company” mean Omnicity Corp.; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

_______________________

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

Our Prior Business

Up to July 29, 2008, Omnicity Corp. (formerly Bear River Resources, Inc.) was an exploration stage company engaged in the acquisition and exploration of mineral properties. Omnicity Corp. received a geologist report on February 6, 2008, the results of which were not as expected. Given the prospects, management determined to allow the claims to lapse on July 29, 2008. See Omnicity Corp’s (formerly Bear River Resources, Inc.) annual report filed on Form 10-KSB for the year ended June 30, 2008 for more information relating to our business prior to the acquisition of Omnicity, Incorporated.

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

Pursuant to the terms of the Agreement on and after the Effective Time, (i) until surrendered for exchange, each outstanding share certificate representing shares of Omnicity, Incorporated's common stock (except for shares cancelled pursuant to the provisions of the Agreement) were deemed to evidence ownership of and represent the number of shares of the Company into which such Omnicity, Incorporated common shares shall convert pursuant to the Agreement, and (ii) each holder of such outstanding certificates representing shares of Omnicity, Incorporated’s common stock were entitled to vote on any matters on which the holders of record of the Company's common shares having voting rights are entitled to vote.

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

Omncity Corp. had a fiscal year end of June 30. Pursuant to a Directors Resolution and 8K filed on March 20, 2009 and amended 8K filed on May 21, 2009, the Company changed its fiscal year end to July 31 to coincide with the fiscal year end of Omnicity, Incorporated, being the accounting acquirer. All reporting periods, starting with April 30, 2009, is filed on a basis consistent with the Company’s new fiscal year end of July 31. As a transitional matter, the Company supplied quarterly information for the quarter ended January 31, 2009 in its April 30, 2009 10Q filed on June 15, 2009.

Our Current Business

Overview

Omnicity Corp., through its wholly-owned subsidiary Omnicity, Incorporated, collectively the “Company” or “Omnicity”, provides broadband access via wireless and fiber infrastructure to business, government and residential customers in rural markets in the Midwest. Omnicity’s strategy is to become a premier broadband and communications services provider in rural and urban cluster markets, beginning in the Midwest and extending nationally. These markets, consisting of over 40 million homes and 500,000 businesses, have been underserved or un-served by existing providers, creating an opening for Omnicity to offer high-speed and broadband-enabled services to customers with pent-up demand, and taking advantage of key industry developments, including:

  The forecasted increase of demand for broadband and broadband-enabled services, including: web use and social networking; video (TV, movies, and personal video); software-as-a-service (SaaS); and cloud computing;

  The availability of high-speed 4G Worldwide Interoperability for Microwave Access (WIMAX) equipment;

  Weakness of existing service providers in Omnicity’s target markets, primarily small telephone companies and Wireless Internet Service Providers (“WISPs”);

  A push by the federal government, Congress, and state governments to increase the availability of broadband services in rural and underserved markets, including $7.2 billion in stimulus funds earmarked for rural broadband services.

The Company’s operating plan is to grow by:

  Consolidating WISPs in rural and urban cluster markets initially within the Midwestern United States;

  Developing and expanding, through organic growth, the subscriber base through disciplined sales and marketing programs;

  Partnering with Rural Electric Membership Cooperatives (“REMCs”), local and state governments, rural telephone companies (“Telcos”) and Original Equipment Manufacturers (“OEMs”) to efficiently and cost effectively expand its network across rural America;

  Developing and expanding its service offerings to become a total broadband solution provider, including VOIP, IPTV and Satellite Internet, to increase value and average revenue per subscriber unit (ARPU);

  Completing further debt and equity offerings, in stages, of $15m by July 31, 2010.

Description of Business and Business Strategy

Omnicity’s business strategy, as mentioned above, is to become a premier broadband and communications services provider in rural and small urban cluster markets, beginning in the Midwest by: acquiring and consolidating WISPs into regional market clusters; driving organic growth in acquired markets through uniform sales and marketing and product offerings; layering on new services (voice/VoIP, video distribution) that attract additional customers and drive up ARPU; building marketing and sales partnerships with REMCs, local governments, and telcos that can accelerate penetration; and creating and leveraging economies of scale that cannot be easily matched by competitors.

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

The Company plans to target multiple customer segments, including: business and healthcare providers (both local and regional/national entities that require bandwidth at multiple locations); local and state government entities; and residential customers. To reach these customers, Omnicity expects to sell through a variety of channels including: direct sales to business and local/state government customers; direct mail and web-based sales to residential customers with affiliate sales through local school systems; agency sales through local retailers; and through marketing partnerships with REMCs and telcos. The Company also plans to undertake marketing programs, such as providing web pages for the communities it serves that feature local content such as news, sports - video broadcasts of high-school football and businesses information. The Company has been providing “hands-on”, experiential marketing at community events through its Experiential Marketing Unit (“EMU”).

Marketing partnerships with REMCs form a core part of Omnicity’s business strategy. REMCs are cooperatives that provide electricity to about 40 million homes and operate in 80% of counties in the U.S. The Company has partnered and expects to partner with many REMCs to provide broadband services to REMC customers, and to provide the REMCs value-added services, such as remote meter reading and fiber construction. To date, Omnicity has formed an exclusive partnership with Service Concepts, a marketing organization that packages products and services for sale by REMCs, to offer Omnicity wireless broadband services to its REMC customers. Service Concepts is owned by 29 Indiana-based REMCs and serves more than 300 of the 800 REMCs located in the United States.

Omnicity also expects to work with municipalities and other governmental entities to provide broadband services in their often under-served communities, and to provide these entities with mobile broadband for emergency vehicles, high-speed networks for government offices, and remote meter reading for municipal-owned utilities. On March 24, 2009, Omnicity announced the installation of a “First Responder” emergency mobile and fixed wireless broadband network in Parker City, Indiana. This network will provide mobile data connections for police vehicles and broadband connectivity to water and sewer systems, and to town-owned buildings. Using this model, Omnicity plans to provide communications infrastructure to small towns and municipalities that can become anchor tenants on its networks.

Finally, Omnicity is currently reviewing the opportunities for accessing and utilizing funds under various Federal, and State broadband stimulus programs and governmental grants.

Target Market: Rural Areas and Urban Clusters

The Company expects to target “rural” and small “urban cluster” markets, defined by the U.S. Census Bureau (“Census Bureau”) as areas with less than 10,000 people. These markets historically have had fewer service options and competitors than urban and metropolitan areas. Nationally, these markets account for 115.8 million people, about 41% of the total population, according to the U.S. Department of Agriculture, and about 40 million occupied housing units. Within the Midwest, these areas account for about 28 million people, about 44% of the population, and 11 million occupied housing units. Consumer demand for broadband-enabled services (Internet access, telephone services and video services) is estimated to be $17.6 billion per year in Midwest states and $64.1 billion per year in rural and small markets nationally.

While many choices are available to urban and large-cluster market consumers for broadband and advanced services (such as Internet TV, business and SaaS solutions), consumers and businesses in the Company’s target market have had limited options for broadband services due to the high cost of building wired networks (copper, fiber, CATV) in sparsely populated areas, and the fragmented service areas of small market telcos and WISPs, which limit the ability of these firms to build scale and access capital. About 30% of consumers are estimated to have no access to broadband services, according to the “Rural Broadband Policy Brief” published by The Rural Policy Research Institute in December 2008. Concerns about the availability of broadband in rural and under-served markets led Congress to direct the Federal Communications Commission (FCC) to create “a comprehensive rural broadband strategy”, which the FCC released on May 22, 2009 in a report entitled “Bringing Broadband to Rural America: Report On A Rural Broadband Strategy”. In that report, the FCC noted that only about 38% of rural residents have broadband connections at home compared with 57%-60% of urban and suburban residents. Additionally, $7.2 billion was allocated under The American Recovery and Reinvestment Act of 2009 to fund various broadband programs in small and rural markets.

Acquisitions Completed during the year ended July 31, 2009

The Company initialized its business strategy with the completion of asset purchase agreements with four WISPs through the year ended July 31, 2009 including NDWave, Inc, Forepoints Networks Inc., Cue Connex and North Central Communications, Inc. in consideration for cash, short-term notes, and common shares of Omnicity Corp. as disclosed in the Table below. These four acquisitions added approximately 3,200 subscribers to Omnicity’s subscriber base, which, combined with organic growth, totaled approximately 5,200 subscribers as of July 31, 2009. This represents approximately 3% penetration of homes passed by our signal. Including these acquisitions, the Company now has its network infrastructure across over 200 towers and is positioned to offer services to approximately 173,000 homes, over 1/3 of the geography of Indiana. The Company is targeting in excess of a 15% penetration in all its rural markets.

Net consideration for these completed asset acquisitions during the years ended July 31:

$
Cash	482,200
Cash received in sale leaseback of acquired equipment	(689,368)
Extinguishment of debt	10,000
Vendor notes payable	1,063,800
Assumption of debt	62,000
Capital stock to be issued	164,000
Capital stock issued	892,700

Total Consideration Paid	1,985,332

The purchase price was allocated as follows:
$
Equipment, net of sale leaseback	45,632
Customers’ Relationships	1,939,700

Assets Acquired	1,985,332

The Company also, subsequent to July 31, 2009, completed the acquisition of Rushville Internet Services, LLC (“RIS”). The shareholders of RIS agreed to wind-up RIS and sell RIS’s assets to Omnicity for $125,000. The Company will receive their assets, being wireless equipment and tower infrastructures, having a fair value of $68,706 and to settle the inter-company debt of $56,294. All shareholders of RIS accepted to receive restricted common shares of the Company. Subsequent to July 31, 2009 the Company issued 268,818 restricted common shares to the shareholders of RIS at a fair value of $0.465 per common share.

Competition

Traditionally, customers in Omnicity’s target markets had four primary options for broadband service, though not all options are available to all customers, and about 30% of homes are estimated to have no option for broadband. Each of these options has limitations and cannot be quickly upgraded to high-speed (>10 Mbps), leaving a gap for Omnicity to offer high-speed and broadband-enabled services to underserved customers. See Table below.

  Telcos – telcos offer digital subscriber line (DSL), where available, that supports download speeds of up to 6Mbps. DSL (including ADSL, IDSL) has an effective serving range of less than 2 miles from the telco central office (CO) for high-speed service, and is very dependent on the quality of the existing copper plant. Small and rural market telcos may lack capital to overbuild/improve the plant, especially as these companies lose traditional phone service customers to mobile phone providers.

  Cable – cable TV companies provide broadband over cable lines, where available, that supports download speeds of up to about 10Mbps. While cable generally is faster than DSL, cable broadband speed degrades based on user load since the service is shared among all users on a particular cable run. In some cases, cable plant must be overbuilt to support broadband services, requiring significant capital outlay.

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

  WISPs - offer broadband using wireless technology. Wireless technology can support speeds of up to 100Mbps and has omni-directional antennas so that users in all directions can “see” the signal. Wireless services are available to any subscriber within range of the tower (about 5 miles) versus wired solutions that are available only to structures passed by the wire.

Rural and Small Urban Cluster Broadband Options

Broadband Service	Speed	Comments
DSL (Telcos)	Up to 6 Mbps	Speed depends on quality of copper plant; limited speeds if customer located >1 mile from telco central office (CO); very limited/no service if customer located >2 miles from CO
Cable (Cable companies)	Up to 10 Mbps	Depends on age of CATV plant - may require overbuild; capital expense may not justified in small markets; speed depends on number of users
Satellite (Satellite & Satellite TV companies)	Up to 1.5 Mbps	Suffers ‘latency’ in data transfer; poor quality for video applications; relatively expensive
Wireless (WISPs)	Up to 3 Mbps residential; up to 100 Mbps	Can be deployed quickly; covers large geographic areas; high-speed

Source: “Rural Broadband Policy Brief”, The Rural Policy Research Institute, December 2008; Company estimates.

Although Omnicity will compete with telcos in some instances, many telcos in Omnicity’s target markets are small (a few hundred to a few thousand customers), and are frequently undercapitalized, limiting their ability to provide higher-speed broadband and new services and build scale. Moreover, smaller telcos are losing revenues as users shift to mobile phones and disconnecting landlines. As a result, Omnicity expects to partner with telcos, providing these companies with high-speed broadband and new broadband-enabled services that can be marketed to the telco customer base, accelerating Omnicity’s market penetration and helping telcos stem revenue loss.

In addition to telcos and cable companies, Omnicity will compete with WISPs in its target footprints that Omnicity cannot, or chooses not, to acquire, and with WISPs pursuing similar strategies. Like telcos, many WISPs operating in Omnicity’s markets are small and are often under capitalized limiting the ability to grow, provide high-speed services, and gain scale. Nonetheless, the presence of a competitive WISP may impact Omnicity’s ability to penetrate a given market and reach profitability in the area. In addition to individual WISPs, three other companies are known by Omnicity to be pursuing a wireless strategy in smaller markets, including ERF Wireless, DigitalBridge Communications Corp., and Open Range Communications. See Table below. Clearwire Corporation also is pursuing a national wireless services strategy, but is focusing on metropolitan markets to date.

Companies Pursuing Wireless/4G Services Businesses

Company	Status	Market Focus	Direct Competitor
ERF Wireless	Public (OTC BB: ERFW)	Similar to Omnicity, but focused in Texas, Louisiana, New Mexico	Not at this time
DigitalBridge Communications Corp.	Private	Focused in on metro-edge and small metro markets with up to 150,000 people. Serving 4 cities in Indiana	Not at this time
Open Range Communications	Private	Similar to Omnicity, focused on 17 states including 4 in Midwest	Possible competitor in some markets

ERF Wireless is a publicly traded company (OTC BB: ERFW) focused on providing wireless services to customers in Texas, Louisiana, and New Mexico. According to ERF Wireless’ press releases, the company has completed 15 WISP acquisitions in Texas, Louisiana, and New Mexico and reported having 9,000 residential customers as of December 31, 2008. ERF Wireless also specializes in providing services to banks in Texas and has signed an agreement with Schlumberger to market its wireless services and products to the oil and gas industry in the United States, Canada and the Gulf of Mexico. While ERF Wireless is pursuing a similar strategy to Omnicity the company has thus far limited its business to Texas, Louisiana, and New Mexico, and to oil installations serviced by Schlumberger, and therefore is not a direct competitor to the Company at this time.

DigitalBridge Communications is a private company that is pursuing metro-edge markets and smaller metropolitan areas with populations up to 150,000 people, according to the company’s web site. On April 29, 2009, DigitalBridge announced that the National Rural Telecommunications Cooperative had made an undisclosed investment in the company. DigitalBridge currently serves 14 markets, including 4 markets in Indiana. Because DigitalBridge is focused on metro areas the Company does believe it is a direct competitor at this time.

Open Range Communications is a private company that is focused on delivering wireless broadband services to up to 500 small markets in 17 states (including Illinois, Indiana, Nebraska, Ohio, and Wisconsin in the Midwest) with an average of 10,000 people, according to the company’s web site and press releases. The services are to be provided on licensed spectrum held by Globalstar, Inc. (NASDAQ:GSAT) under Globalstar’s Ancillary Terrestrial Component (ATC) authority, according to a company press release issued March 27, 2008. On March 25, 2008, the company announced that it was approved for a $267 million Broadband Access Loan by the United States Department of Agriculture's Rural Development Utilities Program (RDUP) and on January 9, 2009, Open Range announced an investment of $100 million from One Equity Partners (terms not disclosed), which the company’s web site indicates satisfies the RDUP requirements for making the loan available. Based on available information, the Company believes that Open Range may compete with it in some markets in the Midwest.

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

The Company also believes it is positioned to compete with other national WISP companies should they enter Omnicity’s target markets by:

  Entering markets quickly through acquisitions, gaining an ongoing revenue stream vs. starting with new operations, sales and branding;

  Leveraging its status as a public company to make acquisitions vs. making cash outlays to build systems and operations from scratch;

  Partnering with REMCs, local governments, and telcos to accelerate Omnicity’s market penetration and help these entities expand services, products and revenues;

  Utilizing available unlicensed radio technology to build revenue and market share. Several potential competitors are focused on using licensed spectrum to operate.

Networks and Technology

Service is delivered by antennas deployed on cellular and other commercial towers, municipally or privately owned structures such as water towers, tall silos and rooftops. Customers receive the wireless signal via customer premise equipment (CPE) that currently costs $180 per unit and that is mounted on rooftops. Any customer with line of sight to the antenna that is within 5 miles can receive the signal. Each tower can support 100-150 customers depending on the mix of bandwidth subscriptions and antenna equipment. Antennas are connected to Internet access points via point-to-point radio and fiber connections through agreements with fiber carriers and telcos where traffic is backhauled to the Internet backbone. Networks generally are designed in a ring topology to mitigate service failures in the event that a tower or network connection is lost. The Company’s operations are managed through a Network Operations Center (NOC) in Rushville, Indiana, which also handles customer support. Omnicity can currently offer services to homes in about 1/3 of the geography of Indiana.

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

Milestones

Upon completion of Omnicity’s reverse merger transaction on February 17, 2009, a number of milestones have been achieved in the execution of Omnicity’s business strategy:

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

Patents and Trademarks

We have no patents or patents pending. We have trademarked the following: “Bringing Broadband to the Heartland”.

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

Omnicity’s business commenced in 2003 and substantially all of its revenues have been generated by the six Indiana systems, which began serving subscribers in March 2004. Prospective investors, therefore, have limited historical financial information about us upon which to base an evaluation of our performance and an investment in our common stock. Omnicity has also recorded net losses in each of the last two fiscal years and April 30, 2009 fiscal year to date, due primarily to administrative costs, interest expense and charges for depreciation and amortization of capital expenditures to develop its wireless systems. We may continue to experience net losses while we develop and expand our wireless systems even if mature individual systems of our company are profitable. Prospective investors should be aware of the difficulties encountered by enterprises in the early stages of development, particularly in light of potential competition. There can be no assurance that an increase in the number of subscribers or the launch of additional wireless systems will result in profitability for our company in future years.

Our business depends on leases and material agreements with unaffiliated third parties for a significant portion of our customer premises equipment and our wireless tower transmission rights.

We are dependent on leases with unaffiliated third parties for most of our wireless transmission rights. The remaining terms of most of Omnicity’s site leases are approximately three years. Most of these leases provide for automatic renewal of the lease term, grant a right of first refusal to the sites and/or require the parties to negotiate lease renewals in good faith. The termination of or failure to renew our operating leases would result in Omnicity being unable to deliver services from such site to the households in its footprint. For customer premises equipment, after three years, we have the option of acquiring the equipment at the then fair market value. Such a termination or failure in a market that we actively serve could have a material adverse effect on Omnicity.

In connection with our distribution of wireless Internet service, we are dependent on third party agreements for high-speed return path access (“Backhaul”). Although we have no reason to believe that any such agreement will be cancelled or will not be renewed upon expiration, if such contracts are cancelled or not renewed, we will have to seek Backhaul from other sources. There is no assurance that other Backhaul will be available to us on acceptable terms or at all or, if so available, that it will be of a grade and speed acceptable to our subscribers.

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

Wireless broadband service is transmitted through the air via microwave frequencies from radios at a transmission facility to a small receiving radio at each subscriber’s location, which generally requires a direct ‘line-of-sight” from the transmission facility to the subscriber’s receiving radio. Therefore, in communities with tall trees, hilly terrain, tall buildings or other obstructions in the transmission path, wireless transmission can be difficult or impossible to receive at certain locations without the use of signal repeaters. Based on our installation and operating experience, we believe that our signal can be received directly by approximately 85% of the households within our expected signal patterns for such markets. The terrain in most of our markets is generally conducive to wireless transmission and we do not presently anticipate any material use of beam benders or repeater stations. In addition, in limited circumstances, extremely adverse weather can damage transmission facilities and receiving radios. However, we do not believe such potential damage is a material risk.

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

We have a limited trading market for our common stock on the National Association of Securities Dealers Inc.’s OTC Bulletin Board. As a result, investors may not be able to sell the shares of our common stock that they have purchased and may lose all of their investment.

Our common stock is subject to the “Penny Stock” Rules of the SEC, which will make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Our common stock is quoted on the Financial Industry Regulatory Authority’s OTC Bulletin Board, which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and obtaining future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended. The penny stock rules apply generally to companies whose common stock trades at less than US$5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the “penny stock rules” and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules”, investors will find it more difficult to dispose of our securities. Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our company’s consolidated financial statements include a statement that our financial statements are prepared on a going concern basis, and therefore that certain reported carrying values are subject to our company receiving the future continued support of our stockholders, obtaining additional financing and generating revenues to cover our operating costs. The going concern assumption is only appropriate provided that additional financing continues to become available.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock were quoted for trading on the OTC Bulletin Board under the symbol “BRVR.OB” on September 8, 2008. Effective October 21, 2008 our symbol was changed to “OMCY.OB”. The market for our common stock is limited, volatile and sporadic. The following table sets forth the high and low bid prices relating to our common stock for the periods indicated, as provided by the OTC Bulletin Board. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as at July 31, 2009 and 2008 and (ii) the section entitled “Business”, included in Item 1 in this Form 10-K Annual Report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report.

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

Results of Operations

The following table sets forth certain financial information relating to the Company for the years ended July 31, 2009 (“2009”) and July 31, 2008 (“2008”). The financial information presented is derived from the audited consolidated financial statements included under Item 8 in this 10-K.

Years ended July 31, 2009 and 2008

	$	$

Sales, net	1,688,944	1,034,310

Expenses:
Service costs	30,712	26,465
Plant and signal delivery	967,406	566,613
Marketing and sales	45,375	26,487
General and administration	744,616	535,604
Salaries and benefits	1,276,016	482,579
Stock based compensation	289,629	–
Depreciation and amortization	536,113	352,425

Total expenses	3,889,867	1,989,627

Loss from operations	(2,200,923)	(955,317)

Other income (expense):
Other income	–	57,883
Forgiveness of interest	–	121,889
Interest expense	(241,096)	(204,316)
Financing expense	(190,039)	–

Total other income (expense)	(431,135)	(24,544)

Net loss	(2,632,058)	(979,861)

Net loss per share – basic and diluted	(.08)	(.03)

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

Plant and signal delivery expenses include the rental of tower infrastructures, the purchase of internet transmission (backhaul) the cost of installations at customers’ premises and the customer premises equipment operating lease costs. Plant and signal delivery expenses for 2009 increased by $401,000 to $967,000 (2008 - $566,000), an increase of 71% which is in line with the increase in revenues. This increase was due mainly to the increase in the number of towers under rental arrangements, the amount of backhaul needed to service the increase in customers, the increase in customer premises equipment being leased pursuant to operating lease arrangements and the increase in customer installations. Plant and signal delivery costs per customer will significantly decrease once the Company populates its towers with customers. The Company, on average, has a penetration of approximately 4% of homes passed whereas the minimum target penetration is greater than 20% which is the penetration rate in the Wabash REMC coverage area.

Marketing and sales expenses include REMC fees, advertising, preparation of marketing materials, commissions paid to our VP of corporate sales and commissions paid to Service Concepts, a company responsible for marketing to the REMCs on the Company’s behalf. Marketing and sales for 2009 increased by $19,000 to $45,000 (2008 -$26,000). This increase was due mainly to the hiring of salesperson and Service Concepts beginning their marketing campaign targeted at the REMCs. Marketing and sales expenses are expected to significantly increase during 2010 as the Company increases its marketing plan to significantly increase organic growth.

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

Salaries and benefits for 2009 have increased by $793,000 to $1,276,000 (2008 - $483,000). This increase is mainly due to becoming a public company on February 17, 2009 and the additional costs associated with hiring senior management such as a Chief Financial Officers, VP of Corporate Development, VP of Sales and Marketing, VP of Acquisitions, VP of Field Services, VP of Customer Support and a corporate sales person. The Company went from 10 employees as at July 31, 2008 to 38 employees currently. The Company does not expect to increase its number of employees significantly during 2010 as it has now contracted out its installations to an independent contractor and the Company’s current number of employees is expected to be able to maintain a customer base at least double its current 5,200 customers.

Stock based compensation for 2009 increased by $290,000 to $290,000 (2008 - $nil). This was a result of an Omnicity, Incorporated Board of Directors Resolution dated January 2, 2009 to issue shares to current employees, including its then Chief Executive Officer and Chief Operating Officer, to compensate them for all services performed up to the end of December 31, 2008.

Depreciation and amortization for 2009 increased by $184,000 to $536,000 (2008 - $352,000). A total of $80,000 of this increase was as a function of adding signal delivery equipment on towers through acquisitions, developing the Company’s Customer Relationship Management software package, acquiring additional office furniture and equipment and acquiring customer premises equipment. $98,000 of the increase was attributed to the amortization, over a period of seven years, the customers’ relationships acquired in conjunction with the four completed asset acquisitions.

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

Financing expense for 2009 increased by $190,000 to $190,000 (2008 - $nil). The Company acquires, either new or as part of asset acquisitions, certain fixed and wireless tower and customer premises equipment. Pursuant to a Master Lease Agreement with Agility Venture Fund I, LLC (“Agility”) dated November 6, 2006, the Company sells this equipment to Agility and then leases the equipment back pursuant to operating lease agreements. On December 1, 2006 the Company received $233,333 pursuant to a sale leaseback arrangement.

Pursuant to a new Master Lease Agreement with Agility Venture Fund II, LLC (“Agility II”) dated December 24, 2008, the Company and Agility agreed to provide funding under new sale lease back arrangements totalling $1,000,000. This new facility is in addition to and in conjunction with the November 6, 2006 agreement. On February 17, 2009, March 27, 2009, July 9, 2009 and July 14, 2009 the Company received an aggregate of $749,749 pursuant to four sale leaseback schedules completed ($689,368 in connection with sale leaseback arrangements pursuant to the Master Lease Agreements and an aggregate of $60,381 in connection with sale leaseback arrangements with various unrelated vendors).

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

Pursuant to Warrant Agreements appended to the Master Lease Agreements with Agility and Agility II, the Company was obligated to provide the Lessor with 30% warrant coverage. On June 24, 2009, the Company settled the commitment to issue warrants under the November 6, 2006 Master Lease Agreement and issued 155,556 warrants exercisable at $0.45 per common share expiring December 1, 2011 and recorded the value of these warrants, being $70,000, as a financing expense. This expense was not recognized on December 1, 2006 and the Company has restated its July 31, 2007 financial statements to charge this expense to the appropriate period. Also on June 24, 2009 the Company settled the commitments to issue warrants on the first two of four sale leaseback schedules. The Company issued 77,569 warrants exercisable at $0.51 per common share expiring February 17, 2019 and issued 184,914 warrants exercisable at $0.58 per common share expiring March 27, 2019. These warrants were valued at $126,907 and charged as a financing expense. Subsequently, on October 13, 2009 the Company settled commitments to issue warrants on the final two sale leaseback schedules. The Company issued 139,490 warrants exercisable at $0.56 per common share expiring October 13, 2019. These warrants were valued at $63,132 and charged as a financing expense during the year ended July 31, 2009.

Other income and forgiveness of interest for 2009 was $nil (2008 - $180,000) as result of not incurring these items in 2009.

Net Loss

The net loss for 2009 increased by $1,652,000 to $2,632,000 (2008 - $980,000). This increase in loss was due to increases in operational expenses of $1,900,000 offset by an increase in revenue of $655,000 for a net increase in loss from operations of $1,246,000. This net increase is mainly associated with building internal infrastructure and the costs of being a public company. Non-cash items such as stock based compensation and financing expense, totaling $489,000, were not incurred in 2008. Depreciation also increased by $184,000. Additionally, the Company did not receive the benefit of $179,000 of other income and forgiveness of interest in 2009 as compared to 2008.

Liquidity and Capital Resources

	July 31, 2009	July 31, 2008
	$	$
Cash	159,000	nil
Working Capital (Deficiency	(2,585,000)	(2,056,000)
Total Assets	3,350,000	1,243,000
Total Liabilities	4,424,000	2,906,000
Stockholders’ Deficit	(1,074,000)	(1,663,000)

Included in working capital deficiency are short-term notes totaling $1,222,716. These notes are all standard unsecured promissory notes due on demand or within one year at rates varying from 5% on $625,800, 7% on $365,000, 8% on $8,416, 10% on $10,000 and 20% on $203,500. Also included in working capital deficiency are long-term obligations totaling $1,947,574. The long-term debt principal payments due over the next five years and beyond are as follows:

Year	$
2010	511,521
2011	284,530
2012	224,432
2013	194,426
2014	182,133
Thereafter	550,532

Long-term debt is made up of many smaller debt agreements. The material debt agreements are as follows:

	July 31,	July 31,
	2009	2008
	$	$
Notes payable to Jay County Development Corporation. Non-interest bearing, repayable monthly based on the number of subscribers in Jay County, Indiana. Collateralized by certain equipment located in Jay County.	296,911	300,099

Notes payable to Wabash Rural Electric Membership Cooperative (“Wabash”). Six separate notes were renewed pursuant to a Memorandum of Understanding effective September 24, 2009. Accrued interest and penalties to this date, totalling $115,111, were added to the principal amounts outstanding. Interest rates are between 5.7% and 7.45% annually and are collateralized by certain equipment in Wabash County, Indiana. Monthly payments of $448 begin on January 31, 2010 on one note with final payment due December 31, 2015. Quarterly payments of $23,469 begin on December 31, 2009 on three notes with final payments due between September, 2016 and August, 2017. Quarterly payments of $945 begin on December 31, 2009 on one note with final payment due July 31, 2014 and quarterly payments of $835 on one note begins on January 31, 2010 with final payment due July 31, 2017.	629,388	490,040

Note payable to Muncie Industrial Revolving Loan Fund Board. Interest of 5% only was paid to July 13, 2009. Monthly principal and interest of $4,570 payments start August 13, 2009 and end December 13, 2011, at which time the loan will be reviewed by Muncie’s Board of Directors. This note is collateralized by certain equipment in Muncie County and Delaware County, Indiana.	283,741	247,361

Note payable to Star Financial Bank. Interest is paid monthly at 8.6% per annum. This note is due February, 2010 and is collateralized by certain equipment.	193,170	193,170

Notes payable to the son of the Chairman of the Board of the Company and to Insul Reps Profit Sharing Plan, a company controlled by the Chairman. Repayable in monthly instalments of principal and interest at 8%, totalling $5,199, to December, 2010, $4,845 from January, 2010 to May, 2012 and $3,492 from June, 2012 to April 2014.	217,663	-

Senior subordinated redeemable debenture owing to William Herdrich, a director of the Company – 8% interest per annum payable quarterly. Due January 2, 2011.	20,000	-
In addition to the debt agreements described above, we have additional long-term debt payable pursuant to a number of smaller debt agreements with monthly payments of principal and interest ranging from 5% to 10%, unsecured.	306,701	83,797
Total long-term debt	1,947,574	1,314,467

Liquidity Overview

We completed our going public transaction on February 17, 2009. Since then, the Company's acquisition and transition teams have acquired and folded in four WISP's increasing our subscriber base from 1,800 to over 5,200 as at July 31, 2009. See discussion under “Revenues” above for our increase in cash flow from our customers.

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

Cash to Operating Activities

During the year ended July 31, 2009, operating activities used cash of $1,127,000 (2008 - $264,000). Our loss for the year was $2,632,000 (2008 - $980,000) which included non-cash items: Depreciation and amortization of $536,000 (2008 - $352,000), stock based compensation of $290,000 (2008 - $nil), financing expense paid through issuance of warrants of $190,000 (2008 - $nil) and expenses and services paid by issuing equity and notes totaling $82,000 (2008 - $nil) for a net cash outflow of $1,534,000 before changes in working capital items. Our accounts receivable have increased by $23,000 (2008 – decrease of $83,000) due to doubling our customer base. Our expenses were financed by our vendors as to $485,000 (2008 - $283,000). Our prepaid expenses increased by $34,000 due to a cash advance of $27,000 to a financial consultant.

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

During the year ended July 31, 2009, investing activities used net cash of $146,000 (2008 - $216,000), primarily related to our four acquisitions. During fiscal 2009 we acquired $1,119,000 of wireless equipment and tower infrastructures (2008 - $91,000) of which we sold, and leased back, wireless equipment totaling $689,000 from Agility Ventures Fund II in four sale operating leaseback transactions. We also financed $247,000 of equipment purchases through vendor notes, and $7,000 of equipment through capital lease agreements for a net cash investment of $166,000. We paid operating lease deposits to Agility Lease Fund II of $75,000 and used deposits of $115,000 paid in fiscal 2008 to complete the four asset purchase agreements. We also increased our equipment deposits by $20,000. An additional deposit of $10,000 paid in fiscal 2008 remains at July 31, 2009. We acquired customers’ relationships (subscribers) at a cost of $1,940,000. These customers were acquired without a cash outlay. To acquire these customers’ relationships we issued $893,000 in common stock, $164,000 in common stock to be issued, $71,000 assumption of debt and $812,000 in vendor notes.

From a non-financial viewpoint we have also invested in systems upgrades, hiring and training of our 36 member workforce, and developed a strategic and operating plan for the next five years. We have invested in going public and in developing our acquisition and transition teams which are not necessarily operational functions.

Cash from Financing Activities

During the year ended July 31, 2009, financing activities provided cash of $1,432,000 (2008 - $480,000) not including cash of $689,000 received from Agility Ventures Fund II, $1,068,000 of vendor note financing, and $1,057,000 of common shares issued and to be issued relating to the four acquisitions referenced under “Cash from Investing Activities”. Net proceeds of $1,100,000, after issuance costs of $53,000, was received from common stock subscriptions or common stock issued during the year (2008 - $nil). During the year cash proceeds of $411,000 (2008 - $645,000) were received from short-term loans and $145,000 (2008 - $nil) from long-term debt. We repaid $219,000 (2008 - $165,000) of short-term and long-term debt. The Company advanced $5,000 to our Chief Executive Officer as loan against expenses. Subsequent to July 31, 2009 we received an additional $1,130,000 through an equity placement of our securities and our 8% senior subordinated redeemable debenture.

Non-cash Financing Activities

Non-cash investing and financing activities during the year ended July 31, 2009 and 2008 included the following:

	$	$
Net liabilities assumed in corporate reorganization	(168,352)	–
Net assets acquired in exchange for common stock	–	124,938
Current liabilities transferred to long-term debt	556,327	–
Equipment acquired under capital leases	6,800	95,800
Warrants issued pursuant to a Master Lease Agreement	196,907	–
Conversion of debt and accrued interest into common stock	409,421	682,918
Customer relationships acquired in exchange for assumption of debt	60,945	–
Customer relationships acquired in exchange for common stock issued or to be issued	1,056,700	–
Net liabilities assumed in corporate reorganization	(168,352)	–
Net assets acquired in exchange for common stock	–	124,938

Off-Balance Sheet Arrangements

As of the date of this report, Omnicity Incorporated does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes of financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation based on estimated useful lives utilizing the straight-line method. The Company capitalizes costs associated with the construction of new transmission facilities. Capitalized construction costs include materials, labour and interest. The Company’s methodology for capitalization of internal construction labour and internal and contracted third party installation costs (including materials) utilizes actual costs. Materials and external labour costs associated with construction activities are capitalized based on amounts invoiced to the Company by third parties.

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

The Company periodically evaluates the useful lives of its property and equipment. The Company’s property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net undiscounted cash flows expected to be generated by the related assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair market value of the assets. No impairment was recorded at July 31, 2009 or 2008.

Customers’ Relationships

Customers’ relationships represent the value attributed to customers’ relationships acquired in asset acquisitions and are amortized over a 7-year period.

Long-lived Assets

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company evaluates property and equipment and amortizable intangible assets for impairment whenever current events and circumstances indicate the carrying amounts may not be recoverable. The evaluation of long-lived assets for impairment requires a high degree of judgment and involves the use of significant estimates and assumptions. If the carrying amount is greater than the expected future undiscounted cash flows to be generated, the Company recognizes an impairment loss equal to the excess, if any, of the carrying value over the fair value of the asset. The Company generally measures fair value based upon the present value of estimated future net cash flows of an asset group over its remaining useful life.

Revenue Recognition

The Company charges a recurring subscription fee for providing wireless broadband services to its subscribers. Revenue from service is recognized as monthly services are rendered in accordance with individual customer arrangements. Credit risk is managed by disconnecting services to customers whose accounts are delinquent for a specified number of days. Consistent with SFAS No. 51, installation revenue obtained from the connection of subscribers to the system is recognized in the period installation services are provided to the extent of related direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the system. From time to time, the Company enters into barter arrangements whereby it provides certain customers with wireless broadband services in exchange for use of towers and equipment owned by customers. Revenue and expenses recorded under barter arrangements was $66,851 (2008 -$42,000) for the year ended July 31, 2009.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123(R), “Share Based Payments”. The Company measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value. On January 2, 2009 the Company issued 1,655,009 Omnicity, Incorporated common shares valued at $289,629 to certain employees as a performance bonus. There is no stock option plan adopted.

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

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets – an Amendment of SFAS No. 140”. The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This statement addresses (1) practices that have developed since the issuance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "Determining whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141 revised”). This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141 revised requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair values as of that date. SFAS 141 revised also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a material effect on the Company’s financial statements.

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

ITEM 8.               FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Omnicity Corp. (formerly Bear River Resources, Inc.)
Rushville, Indiana

We have audited the accompanying consolidated balance sheet of Omnicity Corp, (formerly Bear River Resources, Inc.) (“the Company”) as of July 31, 2009 and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Weaver & Martin LLC
Weaver & Martin LLC
Kansas City, Missouri
October 23, 2009

Independent Auditors’ Report

Board of Directors
Omnicity, Inc.
Carmel, Indiana

We have audited the accompanying balance sheets of Omnicity, Inc. (the Company) as of July 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ BGBC Partners, LLP
Indianapolis, Indiana
December 4, 2008

Omnicity Corp. (formerly Bear River Resources, Inc.)
Consolidated Balance Sheets

		(Restated –
		Note15 )
	July 31, 2009	July 31, 2008
	$	$
Assets
Current Assets:
Cash	159,119	–
Accounts receivable, net	78,007	54,655
Other receivable (Note 9 (e))	5,000	10,000
Prepaid expenses and deposits (Note 10 (e))	114,173	2,353
Total Current Assets	356,299	67,008
Property and Equipment (Note 3)	1,022,675	1,024,625
Deposits and Other Assets (Note 4)	129,886	151,088
Customers’ Relationships (Note 5)	1,841,247	–
Total Assets	3,350,107	1,242,721
Liabilities and Stockholders' Deficit
Current Liabilities:
Amount due bank	–	909
Accounts payable (Note 9)	838,336	386,137
Accrued liabilities (Note 6)	213,431	456,918
Notes payable (Note 7)	1,222,716	560,000
Current portion of long-term debt (Note 8)	511,521	575,258
Current portion of capital lease obligations (Note 12)	50,147	11,874
Reserve for customer credits	–	20,000
Deferred revenue	42,000	42,000
Other liabilities (Note 11)	63,132	70,000
Total Current Liabilities	2,941,283	2,123,096
Capital Lease Obligations (Note 12)	46,868	43,465
Long-term Debt (Note 8)	1,436,053	739,209
Total Liabilities	4,424,204	2,905,770

Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 12)

Stockholders' Deficit:

Common Stock, par value $.001, 1,540,000,000 shares authorized, 38,018,382 and 5,501,355 issued and outstanding, respectively (Note 10)	38,018	3,383,487
Common Stock Subscribed and/or Reserved (Notes 5 and 10)	637,000	–
Additional Paid-in Capital	5,929,479	–
Deficit	(7,678,594)	(5,046,536)
Total Stockholders' Deficit	(1,074,097)	(1,663,049)
Total Liabilities and Stockholders' Deficit	3,350,107	1,242,721

(See accompanying notes to these consolidated financial statements)

Omnicity Corp. (formerly Bear River Resources, Inc.)
Consolidated Statements of Operations

		(Restated –
		Note 15)
	Year Ended	Year Ended
	July 31, 2009	July 31, 2008
	$	$
Sales, net	1,688,944	1,034,310
Expenses:
Service costs	30,712	26,465
Plant and signal delivery	967,406	566,067
Marketing and sales	45,375	26,487
General and administration	744,616	535,604
Salaries and benefits	1,276,016	482,579
Stock based compensation	289,629	–
Depreciation and amortization	536,113	352,425
Total Expenses	3,889,867	1,989,627
Loss from Operations	(2,200,923)	(955,317)
Other Income (Expense):
Other income	–	57,883
Forgiveness of interest	–	121,889
Interest expense	(241,096)	(204,316)
Financing expense (Note 11)	(190,039)	–
Total Other Income (Expense)	(431,135)	(24,544)
Net Loss	(2,632,058)	(979,861)
Net Loss per Share – Basic and Diluted	(.08)	(.03)

(See accompanying notes to these consolidated financial statements)

Omnicity Corp. (formerly Bear River Resources, Inc.)
Consolidated Statement of Changes in Stockholders’ Deficit

			Additional	Common
	Common		Paid-in	Stock	Accumulated
	Stock	Amount	Capital	Subscribed	Deficit	Total
	#	$	$	$	$	$

Balance, July 31, 2007 (Restated – Note 15)	3,353,999	2,575,631	–	–	(4,066,675)	(1,491,044)
Stock issued to settle debt	1,797,357	682,918	–	–	–	682,918
Stock issued in acquisition of net assets	349,999	124,938	–	–	–	124,938
Net loss (Restated – Note 15)	–	–	–	–	(979,861)	(979,861)
Balance, July 31, 2008 (Restated – Note 15)	5,501,355	3,383,487	–	–	(5,046,536)	(1,663,049)
Stock issued for cash on September 19, 2008	11,112	5,000	–	–	–	5,000
Stock issued for cash on October 16, 2008	1,429	500	–	–	–	500
Stock issued to settle debt on October 31, 2008	1,087,335	383,386	–	–	–	383,386
Stock awards to employees on January 2, 2009	1,655,009	289,629	–	–	–	289,629
Recapitalization Transactions - February 17, 2009 (Note 1)	–	–	–	–	–	–
Shares acquired by Omnicity Corp.	(8,256,240)	(4,062,002)	4,062,002	–	–	–
Shares of Omnicity Corp.	43,967,007	43,967	(43,967)	–	–	–
Cancellation of founders shares	(33,880,000)	(33,880)	33,880	–	–	–
Shares issued to shareholders of Omnicity,
Incorporated to effect the recapitalization	23,000,000	23,000	(23,000)	–	–	–
Net liabilities assumed of Omnicity Corp.	–	–	(168,352)	–	–	(168,352)
Stock issued for acquisition of assets	1,973,988	1,974	890,726	–	–	892,700
Stock issued for cash pursuant to a Unit and Unit for debt private placement at $0.35 per Unit	2,607,387	2,607	909,978	–	–	912,585
Stock issued pursuant to an investor relations contract	350,000	350	123,900	–	–	124,250
Share issuance costs	–	–	(52,595)	–	–	(52,595)
Warrants issued pursuant to a Master Lease Agreement	–	–	196,907	–	–	196,907
Asset acquisition consideration to be paid in common shares	–	–	–	164,000	–	164,000
Common stock subscribed for	–	–	–	473,000	–	473,000
Net loss	–	–	–	–	(2,632,058)	(2,632,058)
Balance, July 31, 2009	38,018,382	38,018	5,929,479	637,000	(7,678,594)	(1,074,097)

(See accompanying notes to these consolidated financial statements)

Omnicity Corp. (formerly Bear River Resources, Inc.)
Consolidated Statements of Cash Flows

		(Restated – Note
		15)
	Year Ended	Year Ended
	July 31, 2009	July 31, 2008
	$	$
Cash flows from (to) operating activities:
Net loss	(2,632,058)	(979,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	536,113	352,425
Financing expense – warrants issued	190,039	–
Stock based compensation	289,629	–
Consulting services paid and expenses settled by issuing common stock	60,157	–
Expenses settled through short-term borrowings	22,105	–
(Increase) decrease in:
Accounts and other receivable	(23,352)	83,270
Prepaid expenses	(34,289)	19,641
Increase (decrease) in:
Accounts payable and accrued liabilities	484,625	260,367
Customer deposits	(20,000)	–

Net cash used in operating activities	(1,127,031)	(264,158)
Cash flows from (to) investing activities:
(Increase) decrease in deposits	19,677	(125,000)
Proceeds from sale leaseback of property and equipment	689,368	–
Acquisition of property and equipment	(854,706)	(90,810)

Net cash used in investing activities	(145,661)	(215,810)
Cash flows from (to) financing activities:
Proceeds from short-term notes	411,000	645,000
Repayment of short-term notes	(128,173)	–
Related party advance	(5,000)	–
Repayment of bank borrowings	(909)	–
Proceeds from long-term debt	145,000	–
Repayment of long-term debt and capital lease obligations	(80,822)	(165,032)
Proceeds from issuance of common stock	680,310	–
Proceeds from common stock subscriptions	473,000	–
Common stock issuance costs	(52,595)	–

Net cash provided by financing activities	1,431,811	479,968
Increase in cash	159,119	–
Cash, beginning of year	–	–
Cash, end of year	159,119	–

Supplemental cash flow information:
Cash paid for interest	52,711	17,707
Cash paid for income taxes	–	–
Supplemental disclosure of non-cash investing and financing activities:
Net liabilities assumed in corporate reorganization	(168,352)	–
Net assets acquired in exchange for common stock	–	124,938
Current liabilities transferred to long-term debt	556,327	–
Equipment acquired under capital leases	6,800	95,800
Warrants issued pursuant to a Master Lease Agreement	196,907	–
Conversion of debt and accrued interest into common stock	409,421	682,918
Customer relationships acquired in exchange for assumption of debt	60,945	–
Customer relationships acquired in exchange for common stock issued or to be issued	1,056,700	–

(See accompanying notes to these consolidated financial statements)

Omnicity Corp. (formerly Bear River Resources, Inc.)
Notes to Consolidated Financial Statements

1.	Nature of Operations and Continuance of Business

The Company was incorporated as Bear River Resources, Inc. in the State of Nevada on October 12, 2006 and was registered as an extra-provincial company under the Business Corporations Act of British Columbia on November 6, 2006. Prior to February 17, 2009 the Company was a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business was the acquisition and exploration of mineral resources.

The Company filed a Registration Statement with the United States Securities and Exchange Commission to register 10,087,000 post-forward split common shares for sale by existing shareholders. The Company did not receive any proceeds from the resale of common stock by existing shareholders. The Registration Statement was declared effective on September 18, 2007.

On October 21, 2008 the Company changed its name to Omnicity Corp. and increased its issued share capital on a 7.7 new for 1 old basis. The Company increased its authorized share capital to 1,540,000 common shares and changed its trading symbol to “OMCY.OB”. All share and per share amounts have been retroactively restated.

On February 17, 2009, the Company acquired, by way of an Agreement and Plan of Merger with Omnicity Acquisition Co. (a wholly-owned Indiana subsidiary) and Omnicity, Incorporated, an Indiana company, all of the issued and outstanding shares of Omnicity, Incorporated. Omnicity, Incorporated (incorporated on August 13, 2003) provides broadband access, including advanced services of voice, video and data, in un-served and underserved small and rural markets and is planning to be a consolidator of rural market broadband nationwide. The Company’s strategy is to provide a total broadband solution and continue growth through acquisitions, organic growth and partner with rural electric membership co-ops (“REMCs”) and rural telephone companies. The total purchase price was 23,000,000 post-forward split restricted common shares of the Company. In addition the Company caused 33,880,000 post-forward split restricted common shares of the Company to be cancelled leaving 33,087,007 post-forward split common shares issued and outstanding, of which 10,087,000 were not restricted.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated substantial revenues but has sustained losses since inception and has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued cooperation from its creditors and the ability of the Company to obtain necessary debt and/or equity financing to repay overdue obligations, to fund its growth strategy and to continue operations, and the attainment of profitability. As at July 31, 2009, the Company had a working capital deficit of $2,584,984 and a stockholders’ deficit of $1,074,097. All of these factors combined raises substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is July 31. Pursuant to a Board of Directors Resolution dated March 20, 2009 Omnicity Corp. changed its fiscal year end from June 30 to July 31 to coincide with the fiscal year end of its acquired operating subsidiary, Omnicity, Incorporated.

Omnicity Corp. (formerly Bear River Resources, Inc.)
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (cont.)

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents. Amount due bank represents checks written and released but not yet presented to the bank for payment, effectively outstanding checks in excess of bank balances.

Concentration of Business and Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company reviews a customer’s credit history before extending credit. There were no individual customers with balances in excess of 10% of the accounts receivable or net sales balances at July 31, 2009 and 2008.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. An additional allowance is recorded based on certain percentages of aged receivables, which are determined based on historical experience and assessment of the general financial conditions affecting the Company’s customer base. If actual collections experience changes, revisions to the allowance may be required. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance. The allowance for doubtful accounts was $10,000 at July 31, 2009 and 2008.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation based on estimated useful lives utilizing the straight-line method. The Company capitalizes costs associated with the construction of new transmission facilities. Capitalized construction costs include materials, labour and interest. The Company’s methodology for capitalization of internal construction labour and internal and contracted third party installation costs (including materials) utilizes actual costs. Materials and external labour costs associated with construction activities are capitalized based on amounts invoiced to the Company by third parties.

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

The Company periodically evaluates the useful lives of its property and equipment. The Company’s property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net undiscounted cash flows expected to be generated by the related assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair market value of the assets. No impairment was recorded at July 31, 2009 or 2008.

Customers’ Relationships

Customers’ relationships represent the value attributed to customers’ relationships acquired in asset acquisitions and are amortized over a 7-year period.

Long-lived Assets

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company evaluates property and equipment and amortizable intangible assets for impairment whenever current events and circumstances indicate the carrying amounts may not be recoverable. The evaluation of long-lived assets for impairment requires a high degree of judgment and involves the use of significant estimates and assumptions. If the carrying amount is greater than the expected future undiscounted cash flows to be generated, the Company recognizes an impairment loss equal to the excess, if any, of the carrying value over the fair value of the asset. The Company generally measures fair value based upon the present value of estimated future net cash flows of an asset group over its remaining useful life.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123(R), “Share Based Payments”. The Company measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value. On January 2, 2009 the Company issued 1,655,009 Omnicity, Incorporated common shares valued at $289,629 to certain employees as a performance bonus. There is no stock option plan adopted.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162". The FASB Accounting Standards Codification ("Codification") will become the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission "SEC" under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non- authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Omnicity Corp. (formerly Bear River Resources, Inc.)
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (cont.)

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)". The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", as a result of the elimination of the qualifying special- purpose entity concept in SFAS No. 166, "Accounting for Transfers of Financial Assets", and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets – an Amendment of SFAS No. 140”. The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This statement addresses (1) practices that have developed since the issuance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "Determining whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Omnicity Corp. (formerly Bear River Resources, Inc.)
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (cont.)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141 revised”). This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141 revised requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair values as of that date. SFAS 141 revised also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

3.	Property and Equipment

Property and equipment consists of the following:

	July 31, 2009	July 31, 2008
	$	$

Computer and wireless equipment	1,555,645	1,464,210
Towers and infrastructures	785,970	551,937
Furniture and fixtures	44,959	28,754
Vehicles	74,529	70,529
Software	57,719	17,906

	2,518,822	2,133,336
Less: accumulated depreciation and amortization	(1,496,147)	(1,108,711)

Property and equipment, net	1,022,675	1,024,625

Omnicity Corp. (formerly Bear River Resources, Inc.)
Notes to Consolidated Financial Statements

4.	Deposits and Other Assets

Deposits and other assets consist of the following:

	July 31, 2009	July 31, 2008
	$	$
Asset Purchase Agreement deposits	10,000	125,000
Operating lease deposits	86,682	11,853
Other long-term deposits	33,204	12,710
Loan acquisition costs, net	-	1,525
	129,886	151,088

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

Pursuant to Asset Purchase Agreements completed between March, 2009 and July 31, 2009, the Company acquired tower and network infrastructures, wireless tower and customer premises equipment and customers’ relationships of wireless internet service providers.

Net consideration for completed asset acquisitions during the years ended July 31 was as follows:

	2009	2008
	$	$
Cash	482,200	–
Cash received in sale leaseback of acquired equipment	(689,368)	–
Extinguishment of debt	10,000	–
Vendor notes payable	1,063,800	–
Assumption of debt	62,000	–
Capital stock to be issued	164,000	–
Capital stock issued	892,700	124,938

Total Consideration Paid	1,985,332	124,938

The consideration paid was allocated to the following assets based on their fair values:

	2009	2008
	$	$
Current assets, net of current liabilities	–	61,179
Equipment, net of sale leaseback	45,632	63,759
Customers’ Relationships	1,939,700	–
Assets Acquired	1,985,332	124,938

Omnicity Corp. (formerly Bear River Resources, Inc.)
Notes to Consolidated Financial Statements

5.	Acquisition of Assets (cont.)

The carrying value of customers’ relationships acquired as at July 31, 2009 consists of:

$
Capitalized value	1,939,700
Less: accumulated amortization	(98,453)
Customers’ relationships, net	1,841,247

6.	Accrued Liabilities

	July 31,	July 31,
	2009	2008
	$	$
Accrued interest	65,822	80,069
Professional fees accrued	–	140,437
Due to Rushville Internet Services, LLC (Note 9 (a))	56,294	17,496
Payroll and severance liabilities	55,486	38,788
Other current liabilities	35,829	139,197
Credit cards payable	–	40,931
	213,431	456,918

7.	Notes Payable

	July 31,	July 31,
	2009	2008
	$	$
Notes payable, due on demand, unsecured and bearing interest at 20% per annum (2008 - 10% per annum.	150,000	150,000

Note payable, senior subordinated security position, interest at 20% per annum, due June, 2011.	53,500	–

Note payable due to the Chairman of the Board of the Company, on demand, unsecured and bearing interest at 8% per annum.	8,416	150,000

Notes payable, due on demand, unsecured and bearing interest at 10% per annum.	10,000	260,000

Vendor Note – unsecured and bearing interest at 7%. Three quarterly payments of $121,667 starting May 26, 2009. The May 26 and August 26, 2009 payments were postponed after a $5,000 payment was made on August 17, 2009.	365,000	–

Vendor Note – unsecured and bearing interest at 5%. Three quarterly payments of $166,600 starting June 30, 2009. On June 30, 2009 the creditor accepted $50,000 as a partial payment and has postponed the balance of this payment, and the payment due September 30, 2009, until a future date to be determined by the Company and the note holder.	449,800	–

Vendor Note – unsecured and bearing interest at 5%. A $23,000 payment was due on August 31, 2009. This payment has been postponed until a future date to be determined by the Company and the note holder. A final payment is due on November 30, 2009.	46,000	–

Vendor Note – unsecured and bearing interest at 5%. Three quarterly payments of $43,333 starting October 31, 2009.	130,000	–
	1,222,716	560,000

Omnicity Corp. (formerly Bear River Resources, Inc.)
Notes to Consolidated Financial Statements

8.	Long-term Debt

	July 31,	July 31,
	2009	2008
	$	$
Notes payable to Jay County Development Corporation. Non-interest bearing, repayable monthly based on the number of subscribers in Jay County, Indiana. Collateralized by certain equipment located in Jay County.	296,911	300,099

Notes payable to Wabash Rural Electric Membership Cooperative (“Wabash”). Six separate notes were renewed pursuant to a Memorandum of Understanding effective September 24, 2009. Accrued interest and penalties to this date, totalling $115,111, were added to the principal amounts outstanding. Interest rates are between 5.7% and 7.45% annually and are collateralized by certain equipment in Wabash County, Indiana. Monthly payments of $448 begin on January 31, 2010 on one note with final payment due December 31, 2015. Quarterly payments of $23,469 begin on December 31, 2009 on three notes with final payments due between September, 2016 and August, 2017. Quarterly payments of $945 begin on December 31, 2009 on one note with final payment due July 31, 2014 and quarterly payments of $835 on one note begins on January 31, 2010 with final payment due July 31, 2017.	629,388	490,040

Note payable to Muncie Industrial Revolving Loan Fund Board. Interest of 5% only was paid to July 13, 2009. Monthly principal and interest of $4,570 payments start August 13, 2009 and end December 13, 2011, at which time the loan will be reviewed by Muncie’s Board of Directors. This note is collateralized by certain equipment in Muncie County and Delaware County, Indiana.	283,741	247,361

Note payable to Star Financial Bank. Interest is paid monthly at 8.6% per annum. This note is due February, 2010 and is collateralized by certain equipment.	193,170	193,170

Note payable to First Farmers Trust & Bank. Monthly principal payments of $6,092 plus variable interest at 4.5%, collateralized by certain equipment purchased in the acquisition of North Central Communications, Inc. Final payment is due December, 2009.	24,419	-

Note payable to First Farmers Trust & Bank. Interest at 4.5% per annum, collateralized by certain equipment purchased in the acquisition of North Central Communications, Inc. Principal and interest payments of $912 are due monthly. Final payment due April, 2011.	18,657	-

Notes payable to the son of the Chairman of the Board of the Company and to companies controlled by the Chairman. Repayable in monthly instalments of principal and interest at 8%, totalling $5,199, to December, 2010, $4,845 from January, 2010 to May, 2012 and $3,492 from June, 2012 to April 2014.	217,663	-

Senior subordinated redeemable debenture owing to a director of the Company – 8% interest per annum payable quarterly. Due January 2, 2011.	20,000	-

Notes payable with monthly payments of principal and interest ranging from 5% to 10%, unsecured. Total payments of principal and interest are $12,511 per month to January, 2010; $8,169 to April, 2011; $5,169 to December, 2011; $3,556 to April, 2012; $2,102 to May, 2013.	263,625	83,797
Total long-term debt	1,947,574	1,314,467
Less: current portion	511,521	575,258
Long-term portion	1,436,053	739,209

Long-term debt principal payments due over the next five years are as follows:

Year	$
2010	511,521
2011	284,530
2012	224,432
2013	194,426
2014	182,133
Thereafter	550,532

Omnicity Corp. (formerly Bear River Resources, Inc.)
Notes to Consolidated Financial Statements

9.	Related Party Transactions and Balances

a)

Included in accrued liabilities is $56,294 (2008 - $17,493) owing to Rushville Internet Services, LLC (“RIS”) which represents amounts due to RIS under certain lease agreements. The Company and RIS have shareholders in common. The shareholders of RIS agreed to wind-up RIS and sell RIS’s assets to Omnicity for $125,000. The Company will receive their assets, being wireless equipment and tower infrastructures, having a fair value of $68,706, and to settle inter-company debt of $56,294. All shareholders of RIS accepted to receive restricted common shares of the Company. Subsequent to July 31, 2009 the Company issued 268,818 restricted common shares to the shareholders of RIS at a fair value of $0.465 per common share.

b)

The Company’s capital lease obligations entirely relate to assets leased from a company beneficially owned by the Chairman of the Board of the Company (See note 12). During the year, a further $6,800 was received from this related party pursuant to two capital leases and interest of $11,212 and principal of $43,724 was paid during the year.

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

d)

The Company advanced $5,000 to its Chief Executive Officer as an advance for expenses. This advance is non-interest bearing, unsecured and due on demand. The Company advanced $10,000 to Cue Connex, LLC, a company owned the Company’s VP of Sales and Marketing prior to the Company acquiring the assets of Cue Connex, LLC for $99,000. Consideration paid was the settlement of the $10,000 advance and 121,417 restricted common shares of the Company having a value of $89,000. These shares were issued on August 18, 2009.

e)

Wabash REMC’s Chief Executive Officer is a director of the Company. See Note 8 for six loans owing to Wabash REMC and the related Memorandum of Understanding dated September 24, 2009. A loan of $30,000 was received during the year and a total of $60,298 of interest and penalties was charged to operations.

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

c)

On April 29, 2009 and June 9, 2009 the Company issued a total of 1,973,988 restricted common shares of the Company at an average fair value of $0.45 per common share, totalling $892,700, to acquire tower infrastructures, wireless equipment and customers’ relationships.

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

g)

See Note 9 (a) regarding a commitment to issue 268,818 restricted common shares at $0.465 per common share to acquire tower infrastructures and tower and customer premises equipment and to settle an inter- company liability. These shares were issued on October 13, 2009.

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

On December 1, 2006, pursuant to a Master Lease Agreement and related Warrant Agreement (the “Agreements”), the Company received $233,333 pursuant to a sale leaseback arrangement and was obligated to provide the Lessor with 30% warrant coverage. This liability was not recorded on December 1, 2006, in error, and therefore the Company has restated its comparative periods presented to increase liabilities and deficit as at July 31, 2007 and 2008 by $70,000. This amount was calculated using Black Scholes Option Pricing Model using the following assumptions: 5 year expected life, 0% expected dividends, 90% volatility and a risk-free interest rate of 1.65%.

Pursuant to a new Master Lease Agreement with Agility Venture Fund II, LLC (“Agility II”) dated December 24, 2008, the Company and Agility agreed to provide funding under new sale lease back arrangements totaling $1,000,000. This new facility is in addition to and in conjunction with the November 6, 2006 agreement. On February 17, 2009, March 27, 2009, July 9, 2009 and July 14, 2009 the Company received an aggregate of $749,749 pursuant to four sale leaseback schedules completed ($689,368 in connection with sale leaseback arrangements pursuant to the Master Lease Agreements (See Note 5) and an aggregate of $60,381 in connection with sale leaseback arrangements for assets purchased from various unrelated vendors).

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

As at July 31, 2009 the following warrants are exercisable:

	a)	at $0.45 per common share as to 155,556 warrants expiring December 1, 2011;
	b)	at $0.51 per common share as to 77,569 warrants expiring February 17, 2019;
	c)	at $0.58 per common share as to 184,914 warrants expiring March 27, 2019.

The Company was committed to issuing 139,490 share purchase warrants to acquire 139,490 common shares at an exercise price of $0.56 per common share expiring July 14, 2019 pursuant to the July 9, 2009 and July 14, 2009 sale leaseback arrangements. These warrants were issued on October 13, 2009. The Company recorded $63,132 as an other liability and financing expense. This amount was calculated using Black Scholes Option Pricing Model using the following assumptions: 5 year expected life, 0% expected dividends, 90% volatility and an average risk-free interest rate of 2.36%.

Pursuant to $0.35 Unit and Unit for Debt Private Placement Subscription Agreements there are 1,303,695 common share purchase warrants outstanding exercisable at $0.50 per common share expiring as follows:

	a)	as to 1,199,408 warrants - expiring May 8, 2011;
	b)	as to 100,000 warrants – expiring June 24, 2011;
	c)	as to 4,287 warrants - expiring – September 17, 2011.

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

Future minimum lease payments for equipment acquired under non-cancellable capital leases from a related party (See Note 9) and operating leases with initial terms of more than one year are as follows:

	Capital	Operating
	Leases	Leases
Twelve months ending July 31,	$	$
2010	57,497	434,173
2011	32,666	386,953
2012	13,768	262,585
2013	6,620	19,200
2014	–	19,200
Total minimum lease payments	110,552

Less: amounts representing interest	13,537
Present value of net minimum lease payments	97,015
Less: current portion	50,147
Long-term capital lease obligations	46,868

Long-term capital lease obligations are to be repaid over the next five years as follows:

Year	$
2010	28,434
2011	12,873
2012	5,561
2013	–
2014	–

13.	401(K) Plan

The Company established a 401(K) plan (the “Plan”) effective October 1, 2008. All employees having attained the age of 21 and having completed three months of service are eligible to participate in the Plan. Plan participants may elect to have 1% to 15% of their annual compensation contributed to the Plan. The Company plans to provide a discretionary match of up to 4% of the participants’ basic compensation.

Omnicity Corp. (formerly Bear River Resources, Inc.)
Notes to Consolidated Financial Statements

14.	Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes" (“SFAS 109”). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the Federal and State income tax rates to earnings before income taxes. Federal and State income tax losses of approximately $6,700,000 are no longer immediately available to the Company pursuant to the change of control rules of Section 382 of the Internal Revenue Code. However, an annual deduction equal to approximately $238,000 is available to reduce taxable income of future years for the next 28 years. This annual deduction is available until a total of $6,700,000 has been deducted in total.

The Company has consolidated net operating losses (“NOL”) of approximately $2,040,000 to carry forward. These NOL’s are available to offset taxable income in future years and begin expiring in fiscal 2027. Pursuant to SFAS 109, the potential benefit of these NOL’s carried forward have not been recognized in the consolidated financial statements since the Company cannot be assured that it is more likely than not that such benefit will be realized in future years. The following is a summary of the components of the provision for income tax benefit and related valuation allowance for the years ended July 31:

	2009	2008
	$	$
Deferred income tax benefit:
Federal (34%)	(660,000)	(352,000)
State (8.5%)	(45,000)	(58,000)

	(705,000)	(410,000)
Valuation allowance	705,000	410,000
Total income tax benefit	–	–

A reconciliation of the provision for income taxes to the statutory federal and state rates is as follows:

	2009		2008
	$		$
Statutory tax rate Federal and State:	42.5%		42.5%
Change in valuation allowance	(42.5%	)	(42.5%	)
Effective Tax Rate	0%		0%

Omnicity Corp. (formerly Bear River Resources, Inc.)
Notes to Consolidated Financial Statements

15.	Restatement of Prior Periods due to Corrections of Errors

The Company has restated prior period financial statements pursuant to error corrections. Pursuant to SFAS No. 154, “Accounting Changes and Error Corrections”, previously issued financial statements and comparative financial statements issued currently are to be restated for correction of errors. Cumulative effects of errors are reflected in beginning balances of assets and liabilities with the offsetting adjustment reflected in the beginning deficit balance.

The Company corrected errors in the recording of liabilities for equipment and services not actually received and royalties not actually owing during the years 2006, 2007 and 2008. The result of recording these liabilities in error resulted in a reduction of $170,474 in current liabilities. A total of $96,425 resulted in an increase to revenue due to royalties not incurred that originally were offset to arrive at net sales (2008 - $36,866; 2007 - $51,335; 2006 - $8,224). A total of $48,212 was due to marketing fees owing to an REMC which resulted in a decrease to operating expenses (2008 - $18,433; 2007 - $25,667; 2006 - $4,112). A total of $25,837 was for tower rental services not received and invoices recorded in error (2008 - $11,245; 2007 - $11,022; 2006 - $3,570),with a corresponding net increase to net income of prior years and a decrease to deficit of $127,477. The Company also corrected an error for services received but no liability was recorded totaling $17,161 (2008 - $11,773; 2007 - $5,388).

On December 1, 2006, pursuant to a Master Lease Agreement and related Warrant Agreement, the Company received $233,333 pursuant to a sale leaseback arrangement and was obligated to issue warrants. This liability was not recorded on December 1, 2006, in error, and the Company has restated its comparative periods presented to increase liabilities and deficit as at July 31, 2007 and 2008 by $70,000 being the value of warrants to be issued.

The combined effect of these errors in the financial statements for the year ended July 31, 2008 is as follows:

		Error	Error
		Corrections	Correction
	Previously	(Accounts	(Other
	Reported	Payable)	Liability)	Restated
	$	$	$	$
Balance Sheet:
Accounts payable	539,450	(153,313)	–	386,137
Other liability	–	–	70,000	70,000
Deficit	5,129,849	(153,313)	70,000	5,046,536
Statement of Operations:
Revenue	997,444	36,866	–	1,034,310
Plant and signal delivery	584,246	(17,906)	–	566,340
Net loss	1,034,633	(54,772)	–	979,861
Loss per share – basic and diluted	(.03)	–	–	(.03)
Stockholders’ Deficit:
Deficit – beginning of year	4,095,216	(98,541)	70,000	4,066,675

Omnicity Corp. (formerly Bear River Resources, Inc.)
Notes to Consolidated Financial Statements

16.	Subsequent Events

Subsequent to July 31, 2009 the Company has:

a)	received $10,000 pursuant to the Company’s 8%, 18 month senior subordinated debenture $20,000 pursuant to the Company’s $0.50 unit private placement. See Note 10 (h).

b)

issued 229,855 restricted common shares of the Company on August , at a fair value of $0.71 per common share, totalling $164,000, pursuant to the acquisition of wireless equipment, tower infrastructures and customers’ relationships. A total of $164,000 was recorded as common stock subscribed for as at July 31, 2009;

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act.

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on this assessment, management determined that, during the year ended July 31, 2009, our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules, as more fully described below. This was due to deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls and that may be considered to be material weaknesses.

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

Management believes that the material weaknesses set forth in items 1 and 2 above did not have an affect on the Company’s financial results.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only the management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

Not applicable.

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of October 23, 2009 are as follows:

Name	Age	Position Held

Name and Municipality of Residence	Age	Current Office

Richard Beltzhoover Carmel, Indiana, USA	70	Chairman, Director

Greg Jarman Rushville, Indiana, USA	46	President, Chief Executive Officer, Director

Don Prest Vancouver, Canada	49	Chief Financial Officer, Director

David Bradford Angola, Indiana, USA	61	Chief Operating Officer, Director

Paul Brock Vancouver, Canada	45	Director

Robert Pearson Wabash, Indiana, USA	52	Director

William Herdrich Rushville, Indiana, USA	63	Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Greg Jarman

Mr. Jarman was appointed President and Chief Executive Officer on June 23, 2009. Mr. Jarman has been the chief architect of Omnicity’s rural broadband focus and its long-term development strategy. Mr. Jarman has been with the Company since 2003, Chief Operating Officer since 2006 and President since 2008. Mr. Jarman most recently served as President of RushDSL, a rural broadband services provider. Mr. Jarman has also served as Chief Technology Officer of Q-media, a network services and managed services provider and was Chief Technology Officer and board member of Netisun LLC where he directed Netisun’s technical services group and managed network infrastructure. Mr. Jarman was a founder and executive of Indiana Communications & Systems, Inc., which was a rural business ISP and managed service providers acquired by Netisun LLC. He has 25 years of technical experience working with many corporate and governmental agencies, and has consulted with Northrop, The Associated Group, United Student Aid Funds, Cinergy, Sperry, Unisys, and EDS. Mr. Jarman received his AS in Computer Information Services from Indiana Central University and has spent 10 years of his career in information systems consulting.

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

David Bradford Mr. Bradford became our Chief Operating Officer on July 30, 2009 and is in charge of managing the profitability of the Company’s day-to-day operations in support of established policies, goals and objectives while providing leadership, strategic direction and vision to the Company. He also assists senior officers of the Company in the design and development of the Company’s long-term strategic planning, organization of resources to execute its plan, and the timely and accurate reporting and analysis of operating results. His responsibilities include management of acquisitions, operations, and financial matters, and ensuring their most effective synthesis to the maximization of the Company’s strategic and operating plans. Mr. Bradford has devoted the majority of his senior management career to the telecommunications industry. From 1977 through 1987 he served in executive positions at the Chicago Tribune’s broadcast and cable television divisions. Positions included Vice President and General Manager for Tribune Cable Communications, Vice President of Operations for WGN Electronic Systems Company, and Director of Strategic Planning for Tribune Cable and subsidiaries. After leaving the Tribune companies Mr. Bradford served as President of Empire Communications and Bradford Communications, Inc., both rural cable television multi-system operators. Mr. Bradford subsequently served as President of National Telsat, Inc., a rural wireless television and data provider. Mr. Bradford brings thirty years of successful subscriber based telecommunications operating experience to the Company as well as participation and oversight of numerous debt and equity financings, acquisitions, and restructurings.

Richard Beltzhoover Mr. Beltzhoover was formerly the Chief Executive Officer from inception until June 23, 2009. He now devotes his time to the Board of Directors and assisting the CEO in capital raising efforts. He was the first investor of Omnicity Incorporated and brings more than 35 years’ business and corporate venturing experience to the Company. Mr. Beltzhoover was the Chief Operations Officer and Board member of National Vulcanized Fibre and, since 1975, has served as founder and President of Insul Reps, which represents manufacturers in the electronic and electro-mechanical markets. Mr. Beltzhoover grew sales to $40 million and directed Insul Reps expansion. Mr. Beltzhoover was also instrumental in funding and guiding Indy Connection into becoming an $8 million revenue ground transportation company, ultimately selling to Carey Limousine for $12 million. Other companies he founded include Midwest Rail, Prestige Magazine, Hunt Graphics, and Digital Arts, all of which sold to private companies. Mr. Beltzhoover holds a Bachelor of Science in Mechanical Engineering from Penn State University.

Paul Brock Paul Brock is a business management consultant with experience running public and private companies involved primarily in the telecom and financial services sector, developing software and applied electronic technologies in the UK, the Middle East, Asia, Latin America, as well as throughout the US and Canada. In 1988 Mr. Brock co-founded VendTek Systems Inc. (TSX:VSI), which grew to over $100 million in revenues by 2008 when he resigned as Chairman. During his tenure at VendTek he created and also served as President of VendTek Industries Inc. (Canada), a Director of VendTek International Inc. (USA), President (until June 2002) of Now Prepay Inc. (Canada), and President of VendTek China Systems Technologies (Beijing) Co., Ltd (China). Mr. Brock was a co-founder in 2003 and President of Fortune Partners Inc., which listed on the OTCBB, and later acquired Power Air Corp. where he continues as a Director. He was co-founder and President of Rochdale Mining Corp. listed on the OTCBB and later acquired Zoro Mining Corp. where he continues as a Director. Mr. Brock is the founder in 1999 and President of Bent International Inc., which is a privately owned business consulting company. Mr. Brock now serves as a director of the following public companies; Power Air Corp, i-Level Media Corp, Zoro Mining Corp, Silica Resources Corp, and VendTek Systems Inc. Mr. Brock is a graduate of the British Columbia Institute of Technology’s Robotics and Automation Technology Program, a graduate of Simon Fraser University's Executive Management Development Program. He is a member in good standing of the professional association of the Applied Science Technologists of BC, and an accredited professional director with the Institute of Charters Secretaries and Administrators (ICSA) in Canada.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. During the fiscal year ended July 31, 2009, except as disclosed below, these filings were made on a timely basis:

Reporting Person	No. of Late/Unfiled Reports During the Fiscal Year Ended July 31, 2009	No. of Late/Unfiled Reports During the Fiscal Year Ended July 31, 2008
Don Prest	1 – late Form 4 regarding one transaction	Nil
William Herdrich	1 – failed to file Form 3	N/A

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

Both of our independent directors sitting on our audit committee are considered “financial experts”.

ITEM 11.             EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The table below summarizes all compensation awarded to, earned by or paid to our executive officers by any person for all services rendered in all capacities to us during our fiscal years ended July 31, 2009 and 2008.

Summary Compensation Table

Non-
						Equity	Nonqualified
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Richard Beltzhoover (Former) Chief Executive Officer	2008 2009(1)	0 30,000	nil nil	nil 104,125	nil nil	nil nil	nil nil	nil nil	0 134,125
Don Prest Chief Financial Officer	2008 2009	35,750 nil	nil nil	nil nil	nil nil	nil nil	nil nil	nil nil	35,750 nil
Greg Jarman Chief Executive Officer and President	2008 2009	68,445 73,455	nil nil	nil 93,187	nil nil	nil nil	nil nil	nil nil	68,445 166,642

(1)	Mr. Beltzhoover resigned as our Chief Executive Officer on June 17, 2009 and Mr. Jarman was appointed our Chief Executive Officer in his place on the same day.

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

Compensation of Directors

Except as disclosed below, we did not pay our directors any fees or other compensation for acting as directors during our fiscal year ended July 31, 2009. Certain of our current or former directors serve or have served as officers of the Company, and any compensation they received due to their service as an officer is disclosed in the table above and is not included in the table below:

Director Compensation

				Non-Equity	Nonqualified
				Incentive	Deferred
	Fees earned			Plan	Compen-	All Other
	or paid in	Stock	Option	Compen-	sation	Compen-
Name and Principal	cash	Awards	Awards	sation	Earnings	sation	Total
Position	($)	($)	($)	($)	($)	($)	($)

Richard Beltzhoover	nil	nil	nil	nil	nil	nil	nil
Greg Jarman	nil	nil	nil	nil	nil	nil	nil
Don Prest	nil	nil	nil	nil	nil	nil	nil
David Bradford	nil	nil	nil	nil	nil	nil	nil
Paul Brock	nil	nil	nil	nil	nil	nil	nil
Robert Pearson	nil	nil	nil	nil	nil	nil	nil
William Herdrich	nil	nil	nil	nil	nil	nil	nil

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 23, 2009 by: (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our officers and (iv) our officers and directors as a group. Each stockholder listed possesses sole voting and investment power with respect to the shares shown.

		Amount and nature	Percentage of
Title of class	Name and address of beneficial owner(2)	of beneficial owner	class(1)

Common Stock	Richard Beltzhoover(3) Carmel, Indiana, USA	5,852,800	15.20

Common Stock	Greg Jarman(4) Rushville, Indiana, USA	1,633,855	4.24

Common Stock	Don Prest Vancouver, Canada	nil	Nil%

Common Stock	David Bradford Angola, Indiana, USA	nil	Nil%

Common Stock	Paul Brock Vancouver, Canada	nil	Nil%

Common Stock	Robert Pearson Wabash, Indiana, USA	nil	Nil%

Common Stock	William Herdrich Rushville, Indiana, USA	342,743.89

Common Stock	All executive officers and directors as a group (seven persons)	7,829,398	20.33

Shareholders of Greater than 5% of Issued and Outstanding Stock

Common Stock	Schwarz Partners LLC(5)	5,515,059	14.32

Common Stock	Harris Family Limited Partnership and individual member holdings	1,949,153	5.06

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

(2)	The address of the executive officers and directors is c/o Omnicity, Incorporated, 807 South SR 3, Rushville, Indiana, USA, 46173.
(3)	Richard Beltzhoover is the beneficial owner of 671,976 shares owned by Insul Reps Profit Sharing Plan and 225,912 shares owned by Insul Reps, Inc.
(4)	Greg Jarman is a beneficial owner of 11,143 shares owned by Lea Ann Jarman.
(5)	John Schwarz is beneficial owner of Schwarz Partners LLC

Securities Authorized For Issuance under Compensation Plans

The table set forth below presents information relating to our equity compensation plans as of the date of July 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))

Equity Compensation Plans to be Approved by Security Holders	n/a	n/a	n/a

Equity Compensation Plans Not Approved by Security Holders	n/a	n/a	n/a

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

Transactions with William Herdrich:

Included in accrued liabilities is $56,294 (2008 - $17,493) owing to Rushville Internet Services LLC (“RIS”) which represents amounts due to RIS under certain lease agreements. The Company and RIS have shareholders in common including a company controlled by Mr. Herdrich. The shareholders of RIS agreed to wind-up RIS and sell RIS’s assets to Omnicity for $125,000. The Company will receive their assets, being wireless equipment and tower infrastructures, having a fair value of $68,706 and to settle the inter-company debt of $56,294. All shareholders of RIS accepted to receive restricted common shares of the Company. On October 13, 2009 the Company issued 268,818 restricted common shares to the shareholders of RIS at a fair value of $0.465 per common share.

On April 15, 2009 Mr. Herdrich and Capital Investors Limited, a company controlled Mr. Herdrich, subscribed for an aggregate of 342,743 Units of our Company at $0.35 per Unit and received 342,743 common shares and warrants to acquire a further 171,372 common shares as $0.50 per share expiring May 8, 2011.

On July 2, 2009, Mr. Herdrich loaned the Company $20,000 pursuant to a senior subordinated debenture. 8% interest per annum is payable quarterly and matures January 2, 2011. Mr. Herdrich can settle in common shares or cash on the maturity date of January 2, 2011.

Transactions with Robert Pearson:

Wabash REMC’s Chief Executive Officer is Robert Pearson. Since December 21, 2004 six loans have been provided by Wabash REMC. A total of $30,000 was received during the year ended July 31, 2009 and $60,298 of interest and penalties was charged to operations. Pursuant to a Memorandum of Understanding dated September 24, 2009 accrued interest and penalties to this date, totalling $115,111, were added to the Principal amounts outstanding of $520,040 for a total of $635,151 of Principal and Interest outstanding. These notes were then converted into long-term notes. Interest rates are between 5.7% and 7.45% annually and are collateralized by certain equipment in Wabash County, Indiana. Monthly payments of $448 begin on January 31, 2010 on one note with final payment due December 31, 2015. Quarterly payments of $23,469 begin on December 31, 2009 on three notes with final payments due between September 1, 2016 and August 1, 2017. Quarterly payments of $945 begin on December 31, 2009 on one note with final payment due July 31, 2014 and quarterly payments of $835 on one note begins on January 31, 2010 with final payment due July 31, 2017.

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

		Year Ended		Year Ended
		July 31, 2009		July 31, 2008

Audit Fees		$28,250		$61,072

Audit-Related Fees		$6,800		$2,700

Tax Fees	$	nil		$3,837

All Other Fees	$	nil	$	nil

Total		$26,800		$67,609

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

Policy on Pre-Approval of Services Performed by Independent Auditors

It is our Board of Directors’ policy to pre-approve all audit and permissible non-audit services performed by the independent auditors. We approved all services that our independent accountants provided to us in the past two fiscal years.

ITEM 15.             EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation.(1)

3.2	Articles of Merger.(2)

3.3	Certificate of Change. (2)

3.4	Bylaws.(1)

10.1	Agreement and Plan of Merger among the Company, MergerSub and Omnicity Incorporated, dated for reference effective on December 29, 2008.(3)

10.2	Master Lease Agreement with Agility Venture Fund I, LLC.

10.3	Master Lease Agreement with Agility Venture Fund II, LLC.

10.4	Agreement Concerning Debt with Jay County Development Corporation.

10.5	Memorandum of Understanding between the Company and Wabash County REMC.

10.6	Loan Modification Agreement between the Company and Muncie Industrial Revolving Loan Board.

10.7	Promissory Note Payable to Star Financial Bank.

10.8	Promissory Note Payable to Insul Reps, PSP.

10.9	Convertible Redeemable Debenture Payable to William J. Herdrich.

10.10	Form of $0.35 Unit Private Placement Subscription Agreement entered into by William Herdrich.

10.11	Form of $0.35 Unit for Debt Private Placement Subscription Agreement entered into by Capital Investors Limited.

10.12	Promissory Note Payable to George Beltzhoover

10.13	Asset Purchase Agreement with ND Wave, LLC, as amended.

10.14	Asset Purchase Agreement with Fore Point Networks, LLC, as amended.

10.15	Asset Purchase Agreement with Cue Connex, LLC.

10.16	Asset Purchase Agreement with North Central Communications, Inc.

10.17	Form of Letter Agreement between Company and Shareholders of Rushville Internet Services LLC.

10.18	Form of Subscription Agreement between Company and Shareholders of Rushville Internet Services LLC.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Company's registration statement on Form SB-2 as filed with the SEC on September 10, 2007.
(2)	Incorporated by reference from our Company's Current Report on Form 8-K filed with the SEC on October 23, 2008.
(3)	Incorporated by reference from our Company's Current Report on Form 8-K filed with the SEC on December 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNICITY CORP.

By:	/s/Greg Jarman
Greg Jarman
Chief Executive Officer, President, and a director
Date: September 28, 2010

/s/Don Prest
Don Prest
Chief Financial Officer and a director
By:	Date: September 28, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Beltzhoover	Chairman of the Board and Director	September 28, 2010
Richard Beltzhoover

/s/Greg Jarman	President, Chief Executive Officer and Director	September 28, 2010
Greg Jarman

/s/ Don Prest	Chief Financial Officer and Director	September 28, 2010
Don Prest

/s/David Bradford	Chief Operating Officer and Director	September 28, 2010
David Bradford

/s/Paul Brock	Director	September 28, 2010
Paul Brock

/s/Greg Dunn	Director	September 28, 2010
Greg Dunn

/s/William Herdrich	Director	September 28, 2010
William Herdrich

/s/Richard Reahard	Director	September 28, 2010
Richard Reahard