Form 10-Q/A
period 2009-10-31
OMNICITY CORP.
filed 2010-09-29
CIK 1411586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

                 For the quarterly period ended October 31, 2009

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

              For the transition period from _________ to _________

                        Commission File Number: 000-52827


                                 OMNICITY CORP.
             (Exact name of registrant as specified in its charter)

           Nevada                                                98-0512569
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

807 S State Rd 3, Rushville, Indiana, U.S.A.                       46173
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

                                EXPLANATORY NOTE

This Form 10-Q/A (Amendment No. 1) is being filed by the Company in response to certain comments from the U.S. Securities and Exchange Commission (the "SEC") to the Company regarding the Company's Quarterly Report on Form 10-Q for the period ended October 31, 2009, as originally filed with the SEC on December 21, 2009. This Form 10-Q/A (Amendment No. 1) is sometimes referred to herein as "Form 10-Q", and any references herein to "Form 10-Q" or "10-Q" should be read to refer to this Form 10-Q/A unless otherwise specified or as required based on the context in which the term "Form 10-Q" or "10-Q" is used.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Omnicity Corp.
Consolidated Balance Sheets
(Unaudited)

                                                                       (Restated - Note 14)
                                                                        October  31, 2009      July 31, 2009
                                                                        -----------------      -------------
                                                                                $                    $
                                                                                                 (Audited)
Assets

Current Assets:
  Cash                                                                        759,948              159,119
  Accounts receivable, net                                                     64,780               78,007
  Other receivable (Note 10 (c))                                                9,100                5,000
  Prepaid expenses and deposits                                                 5,290              114,173
                                                                           ----------           ----------
Total Current Assets                                                          839,118              356,299

Property and Equipment (Note 3)                                             1,112,803            1,022,675
Deposits and Other Assets (Note 4)                                            133,893              129,886
Customers' Relationships (Note 6)                                           1,771,972            1,841,247
                                                                           ----------           ----------
Total Assets                                                                3,857,786            3,350,107
                                                                           ==========           ==========
Liabilities and Stockholders' Deficit

Current Liabilities:
  Accounts payable                                                            874,544              838,336
  Accrued liabilities (Note 7)                                                172,221              213,431
  Short-term notes payable (Note 8)                                           506,348            1,222,716
  Current portion of long-term debt (Note 9)                                  741,960              511,521
  Current portion of capital lease obligations (Note 13)                       46,743               50,147
  Deferred revenue                                                             42,000               42,000
  Other liability (Note 12)                                                        --               63,132
                                                                           ----------           ----------
Total Current Liabilities                                                   2,383,816            2,941,283

Capital Lease Obligations (Note 13)                                            38,105               46,868
Long-term Debt (Note 9)                                                     1,945,966            1,436,053
                                                                           ----------           ----------
Total Liabilities                                                           4,367,887            4,424,204
                                                                           ----------           ----------
Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 13)

Stockholders' Deficit:
  Common Stock, par value $.001, 1,540,000,000 shares authorized,
   38,517,055 and 38,018,382 issued and outstanding,
   respectively (Notes 11 and 15)                                              38,517               38,018
  Common Stock Subscribed and/or Reserved (Notes 11 and 15)                 1,497,594              641,594
  Additional Paid-in Capital                                                6,281,113            5,929,479
  Deficit                                                                  (8,327,325)          (7,683,188)
                                                                           ----------           ----------
Total Stockholders' Deficit                                                  (510,101)          (1,074,097)
                                                                           ----------           ----------
Total Liabilities and Stockholders' Deficit                                 3,857,786            3,350,107
                                                                           ==========           ==========

      (See accompanying notes to these consolidated financial statements)

Omnicity Corp.
Consolidated Statements of Operations
(Unaudited)

                                        (Restated - Note 14)
                                         Three Months Ended  Three Months Ended
                                          October 31, 2009    October 31, 2008
                                          ----------------    ----------------
                                                 $                   $

Sales, net                                     617,000             327,733
                                             ---------            --------
Expenses:
  Service costs                                 14,098               5,184
  Plant and signal delivery                    338,270             196,758
  Marketing and sales                            2,276                 761
  General and administration                   293,694             131,248
  Salaries and benefits                        410,835             252,316
  Depreciation and amortization                170,258             103,686
                                             ---------            --------

Total Expenses                               1,229,431)           (689,950)
                                             ---------            --------

Loss from Operations                          (612,431)           (362,217)
                                             ---------            --------
Other Income (Expense):
  Other income                                  46,728                  --
  Interest expense                             (78,433)            (41,040)
                                             ---------            --------

Total Other Income (Expense)                   (31,705)            (41,040)
                                             ---------            --------

Net Loss                                      (644,136)           (403,257)
                                             =========            ========

Net Loss per Share - Basic and Diluted            (.01)               (.01)
                                             =========            ========


      (See accompanying notes to these consolidated financial statements)

Omnicity Corp.
Consolidated Statements of Cash Flows
(Unaudited)

                                                                            (Restated - Note 14)
                                                                             Three Months Ended     Three Months Ended
                                                                              October 31, 2009       October 31, 2008
                                                                              ----------------       ----------------
                                                                                      $                      $
Cash flows from (to) operating activities:
  Net loss                                                                        (644,136)             (403,257)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                  170,258               103,686
  (Increase) decrease in:
    Accounts and other receivable                                                   13,227                (3,321)
    Prepaid expenses                                                               108,883                (3,384)
  Increase (decrease) in:
    Accounts payable and accrued liabilities                                        63,675               262,204
                                                                                 ---------              --------
Net cash used in operating activities                                             (288,093)              (44,072)
                                                                                 ---------              --------
Cash flows (to) investing activities:
  (Increase) in deposits                                                            (4,007)              (11,005)
  Acquisition of property and equipment                                           (122,405)             (110,198)
                                                                                 ---------              --------
Net cash used in investing activities                                             (126,412)             (121,203)
                                                                                 ---------              --------
Cash flows from (to) financing activities:
  Proceeds from short-term notes                                                   148,871               168,020
  Repayment of short-term notes                                                    (63,307)                   --
  Related party advance                                                             (4,100)                   --
  Proceeds from long-term debt                                                      37,399                    --
  Repayment of long-term debt and capital lease obligations                       (123,529)               (8,245)
  Proceeds from issuance of common stock                                                --                 5,500
  Proceeds from common stock subscriptions                                       1,020,000                    --
                                                                                 ---------              --------
Net cash provided by financing activities                                        1,015,334               165,275
                                                                                 ---------              --------

Increase in cash                                                                   600,829                    --
Cash, beginning of  period                                                         159,119                    --
                                                                                 ---------              --------

Cash, end of period                                                                759,948                    --
                                                                                 =========              ========
Supplemental cash flow information:
  Cash paid for interest                                                            48,433                 4,427
  Cash paid for income taxes                                                            --                    --

Supplemental disclosure of non-cash investing and financing activities:
  Current liabilities transferred to long-term debt                                808,300                    --
  Current liabilities converted into common stock                                       --               367,500
  Warrants issued pursuant to a Master Lease Agreement                              61,132                    --


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

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation based on estimated useful lives utilizing the straight-line method. The Company capitalizes costs associated with the construction of new transmission facilities. Capitalized construction costs include materials, labour, and interest. The Company's methodology for capitalization of internal construction labour and internal and contracted third party installation costs (including materials) utilizes actual costs. Materials and external labour costs associated with construction activities are capitalized based on amounts invoiced to the Company by third parties.

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

Improvements that extend asset lives are capitalized. Other repairs and maintenance costs are charged to operations as incurred. Estimated useful lives for property and equipment are as follows:

                       Description                        Life
                       -----------                        ----
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

3. Property and Equipment

Property and equipment consists of the following:

                                           October 31, 2009      July 31, 2009
                                           ----------------      -------------
                                                 $                     $

   Computer and wireless equipment             682,860            1,555,645
   Towers and infrastructures                  808,329              785,970
   Furniture and fixtures                       50,889               44,959
   Vehicles                                     74,529               74,529
   Software                                     59,728               57,719
                                            ----------           ----------
                                             1,676,335            2,518,822

   Less: accumulated depreciation             (563,532)          (1,496,147)
                                            ----------           ----------

   Property and equipment, net               1,112,803            1,022,675
                                            ==========           ==========

4. Deposits and Other Assets

Deposits and other assets consist of the following:

                                           October 31, 2009      July 31, 2009
                                           ----------------      -------------
                                                  $                    $

   Asset Purchase Agreement deposits            10,000               10,000
   Operating lease deposits                     86,682               86,682
   Other long-term deposits                     37,212               33,204
                                               -------              -------

                                               133,894              129,886
                                               =======              =======

Omnicity Corp.
Notes to Consolidated Financial Statements
(Unaudited)

5. Customers' Relationships

The carrying value of customers' relationships acquired consists of:

                                         October 31, 2009       July 31, 2009
                                         ----------------       -------------
                                                $                     $

    Capitalized value                        1,939,700            1,939,700
    Less: accumulated amortization            (167,728)             (98,453)
                                            ----------           ----------

    Customers' relationships, net            1,771,972            1,841,247
                                            ==========           ==========

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

7. Accrued Liabilities
                                           October 31, 2009      July 31, 2009
                                           ----------------      -------------
                                                  $                    $

Accrued interest                                90,853               65,822
Due to Rushville Internet Services, LLC
 (Note 6)                                           --               56,294
Payroll and severance liabilities               50,712               55,486
Other current liabilities                       30,656               35,829
                                               -------              -------

                                               172,221              213,431
                                               =======              =======

8. Short-term Notes Payable

                                                                                    October 31, 2009      July 31, 2009
                                                                                    ----------------      -------------
                                                                                           $                    $
Notes payable,  due on demand,  unsecured and bearing interest at 9.5% per annum          160,000            150,000

Note payable, senior subordinated security position,  interest at 9.5% per annum               --             53,500

Note payable to a director,  due December 9, 2009 with interest of $10,000 to be
paid                                                                                      100,000                 --

Note  payable due to the  Chairman of the Board of the  Company,  due on demand,
unsecured and bearing interest at 8% per annum                                             37,110              8,416

Note  payable,  due on demand,  unsecured  and bearing  interest at 8% per annum           10,000             10,000

Vendor  Note  -  unsecured  and  bearing  interest  at 7%  This  note  has  been
transferred to long-term debt (Note 9)                                                         --            365,000

Vendor  Note  -  unsecured  and  bearing  interest  at 5%  This  note  has  been
transferred to long-term debt (Note 9)                                                         --            449,800

Vendor  Note  -  unsecured  and  bearing  interest  at 5%  This  note  has  been renegotiated.  Repayment  terms are $5,000  per month to the end of March,  2010
with a balloon payment of $174,238 due on April 30, 2010                                  199,238             46,000

Vendor  Note - this note has been  consolidated  with the note  above                          --            130,000
                                                                                        ---------         ----------

                                                                                          506,348          1,222,716
                                                                                        =========         ==========

Omnicity Corp.
Notes to Consolidated Financial Statements
(Unaudited)

9. Long-term Debt

                                                                                     October 31, 2009      July 31, 2009
                                                                                     ----------------      -------------
                                                                                            $                    $
Notes  payable  to Jay County  Development  Corporation.  Non-interest  bearing, repayable  monthly based on the number of  subscribers  in Jay County,  Indiana.
Collateralized by certain equipment.                                                       295,411            296,911

Notes  payable  to Wabash  Rural  Electric  Membership  Cooperative  ("Wabash").
Interest  rates are between 5.7% and 7.45%  annually and are  collateralized  by certain  equipment.  Monthly  payments  of $448 begin on January 31, 2010 on one note with final  payment due December 31,  2015.  Quarterly  payments of $23,469 begin on  December  31,  2009 on three  notes with final  payments  due  between
September,  2016 and August,  2017. Quarterly payments of $945 begin on December
31, 2009 on one note with final payment due July 31, 2014 and quarterly payments of $835 on one note begins on January  31, 2010 with final  payment due July 31,
2017.                                                                                     613,799             629,388

Note payable to Muncie Industrial Revolving Loan Fund Board. Interest of 5% only was paid to July 13, 2009.  Monthly  principal  and interest of $4,570  payments started  August 13, 2009 and will end December 13, 2011,  at which time the loan will be reviewed by Muncie's Board of Directors.  This note is collateralized by
certain equipment.                                                                        273,536             283,741

Note payable to Star Financial Bank. Interest is paid monthly at 8.6% per annum.
This note is due February 1, 2010 and is  collateralized  by certain  equipment.
The  Company is  negotiating  an  extension  of this note and to service it over
time.                                                                                     193,170             193,170

Notes payable to First Farmers Trust & Bank.  These notes were repaid in full.                 --              43,076

Notes  payable to the son of the  Chairman  of the Board of the  Company  and to
companies  controlled  by the  Chairman.  Repayable  in monthly  instalments  of principal and interest at 8%, totalling $5,199,  to December,  2010, $4,845 from
January,  2010 to May,  2012 and $3,492 from June, 2012 to April 2014.                    206,343             217,663

Senior subordinated redeemable debentures, 8% interest payable quarterly.                  30,000              20,000

Vendor  notes  payable  with  monthly  payments  of  $30,000  after a  principal reduction of $98,000 on December 9, 2009.  Interest ranges from 5% on a $340,000
note to 10% on a $414,800 note.                                                           754,800                  --

Notes payable with monthly payments of principal and interest ranging from 5% to
10%,  unsecured.  Total payments of principal and interest are $15,234 per month to January,  2010; $10,892 to April,  2011; $5,169 to December,  2011; $3,556 to
April, 2012; $2,102 to May, 2013.                                                         320,867             263,625
                                                                                        ---------           ---------
Total long-term debt                                                                    2,687,926           1,947,574
Less: current portion                                                                     741,960             511,521
                                                                                        ---------           ---------

Long-term portion                                                                       1,945,966           1,436,053
                                                                                        =========           =========

Long-term debt principal payments due over the next five years are as follows:

                             Year             $
                             ----          -------
                             2010          741,960
                             2011          663,786
                             2012          369,274
                             2013          214,920
                             2014          174,292
                       Thereafter          523,693

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

11. Common Stock

     a) On June 1, 2009 the Company entered into an agreement with Onyx Consulting Group, LLC ("Onyx") to manage all aspects of the Company's investor and media relations program. The Company paid a fee to Onyx in the amount of $40,000 for the period June 1, 2009 to November 30, 2009 and issued 350,000 restricted common shares of the Company having a fair value of $0.355 per common share or $124,250 in total. The Company is seeking an injunction on these shares issued due to non performance of their contract. A total of $109,000, previously included in prepaid expense, was charged to operations.
     b) On August 18, 2009, pursuant to two completed Asset Purchase Agreements, the Company issued 229,855 restricted common shares of the Company at an average fair value of $0.71 per common share, totalling $164,000, to acquire tower infrastructures, wireless equipment and customer relationships. This amount was recorded as common stock reserved as at July 31, 2009.
     c) On October 13, 2009 the Company issued 268,818 restricted common shares at $0.465 per common share having a total fair market value of $125,000 to acquire tower infrastructures and tower and customer premises equipment and to settle an inter-company liability.
     d) The Company received $97,594 pursuant to Unit Private Placement Subscription Agreements with certain private investors. The Company issued 278,840 units at $0.35 per unit on November 13, 2009. Each unit contained one common share and one half of one common share purchase warrant. Each whole warrant is exercisable into one common share at $0.50 per share expiring November 13, 2011.
     e) The Company received $1,000,000 from a major shareholder on October 20, 2009. These funds plus $400,000 received on July 3, 2009 were combined and a subscription agreement for 4,000,000 units at $0.35 per unit was executed on October 20, 2009. These units were issued on November 11, 2009. Each unit contained one common share and one half of one common share purchase warrant. Each whole warrant is exercisable into one common share at an exercise price of $0.50 per common share expiring November 11, 2011.

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

12. Lease Obligations

Future minimum lease payments for equipment acquired under non-cancellable capital leases from a related party (See Note 10) and operating leases with initial terms of more than one year are as follows:


                                                   Capital      Operating
Twelve months ending October 31,                    Leases       Leases
--------------------------------                    ------       ------
                                                      $             $

2010                                                53,369       413,483
2011                                                24,259       386,953
2012                                                12,812       170,647
2013                                                 4,134        19,200
2014                                                    --        19,200
                                                   -------       -------
Total minimum lease payments                        94,574

Less: amounts representing interest                 (9,725)
                                                    -------
Present value of net minimum lease payments         84,848
Less: current portion                               46,743
                                                    -------

Long-term capital lease obligations                 38,105
                                                    =======

Capital lease obligations are to be repaid over the next three twelve month periods as follows:

                         Twelve Months
                             Ended
                          October 31,          $
                          -----------       ------

                              2010          46,743
                              2011          22,108
                              2012          12,164
                              2013           3,823
                              2014              --

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

An error in the recording of a stock subscription in April, 2009 resulted in a net increase to stock subscriptions of $4,594 and an increase to deficit of $4,594 for that period. There is no effect of this error on previously issued statements of operations. The effect of this error on the balance sheet for as at July 31, 2009 is as follows:

                                   Previously       Error
                                    Reported      Correction     Restated
                                    --------      ----------     --------
                                        $             $             $
Balance Sheet:
  Common Stock Subscribed            637,000        4,594         641,594
  Deficit                          7,678,594        4,594       7,683,188

During the quarter ended October 31, 2009, the Company, due to an injunction on permanently issued capital due to non-performance of a contract, had recorded a reduction of additional paid in capital of $124,250 with a gain on reversal of an expense of $15,250 and a reduction of prepaid expense of $109,000. It was determined that a company can not reduce permanent equity and thus has reversed this transaction and instead has charged the entire prepaid amount of $109,000 to operations. The effect of this error in the financial statements for the quarter ended October 31, 2009 is as follows:

                                   Previously       Error
                                    Reported      Correction     Restated
                                    --------      ----------     --------
                                        $             $             $
Balance Sheet:
  Additional Paid in Capital       6,156,863      124,250       6,281,113
  Deficit                          8,203,075      124,250       8,327,325
Statement of Operations:
  General and Administration         169,444      124,250         293,694
  Net loss                           519,886      124,250         644,136

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CURRENT FINANCING ARRANGEMENTS

     *    8%  Senior  Subordinated   Redeemable  Debenture  -  to  raise  up  to
          $2,000,000  by  issuing   long-term   debentures  with  interest  paid
          quarterly;
     * Equity Unit Private Placement - to raise up to $2 million pursuant to a unit private placement;
     * Private Investment Public Entity ("PIPE") - we have signed an engagement letter with Bowen Advisors, Inc to assist us in raising up to $10m in stages over the next fifteen months with the first stage being $2,500,000. Marketing of this offering did not produce immediate results and will be reviewed in January, 2010.
     * Registered Direct Offering - we have begun discussions with a large financial institution with a goal to engaging this firm to raise $10m to $15m through a Registered Direct (S1) Offering beginning March 31, 2010 followed by a $30m Registered Direct offering towards the end of 2010 combined with a listing on a senior exchange.

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

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

OUR PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS THROUGH OUR FISCAL YEAR ENDING JULY 31, 2010 IS TO:

     1. complete further debt and equity offerings of $4.7 million by July 31, 2010;
     2. develop and expand, through organic growth, the subscriber base through our sales and marketing program;
     3. acquire and transition into our operations assets of competing WISP operators and expand our network into all of Midwest USA;
     4. reach operationally cash flow positive and build a liquidity floor under operations of $100,000 minimum by December 31, 2009;
     5.   build a current ratio of 1.5:1 by December 31, 2009;
     6. continue to partner with Rural Electric Membership Cooperatives "REMCs", local and State governments, Rural Telcos and Original Equipment Manufacturers "OEMs" to efficiently and cost effectively expand our network across rural America;
     7. develop and expand our service offerings to become a total broadband solution including VOIP and IPTV.

RESULTS OF OPERATIONS

The following table sets forth certain financial information relating to the Company for the three months ended October 31, 2009 ("2009") and October 31, 2008 ("2008"). The financial information presented has been rounded to the nearest thousand $ and is derived from the unaudited interim consolidated financial statements included under Item 1 in this Form 10-Q.

THREE MONTHS ENDED OCTOBER 31, 2009 AND 2008

                                         Three Months Ended  Three Months Ended
                                          October 31, 2009    October 31, 2008
                                          ----------------    ----------------
                                                 $                   $

Sales, net                                      617,000             328,000
                                            -----------          ----------
Expenses:
  Service costs                                  14,000               5,000
  Plant and signal delivery                     338,000             197,000
  Marketing and sales                             2,000               1,000
  General and administration                    294,000             131,000
  Salaries and benefits                         411,000             252,000
  Depreciation and amortization                 170,000             104,000
                                            -----------          ----------
Total Expenses                               (1,229,000)           (690,000)
                                            -----------          ----------

Loss from Operations                           (612,000)           (362,000)
                                            -----------          ----------
Other Income (Expense):
  Other income                                   45,000                  --
  Interest expense                              (78,000)            (41,000)
                                            -----------          ----------
Total Other Income (Expense)                    (33,000)            (41,000)
                                            -----------          ----------

Net Loss                                       (645,000)           (403,000)
                                            ===========          ==========

Net Loss per Share - Basic and Diluted             (.01)               (.01)
                                            ===========          ==========

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

General and administration expenses include professional fees (legal, accounting and outside professional consulting), investor relations fees and expenses, office expenses (including rent, telephone and insurance), software fees and fees associated with late payments and bank charges. General and administration expenses for 2009 increased by $163,000 to $294,000 (2008 - $131,000). This increase is mainly due to becoming a public company on February 17, 2009 and the additional costs associated with this transaction and investor relations expenses, transfer agent expenses and regulatory fees. General and administration expenses are not expected to increase significantly in 2010 in relation to increased revenue.

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

NET LOSS

The net loss for 2009 increased by $241,000 to $645,000 (2008 - $403,000).  This increase in loss was due to increases in operational expenses of $543,000 offset by an increase in revenue of $289,000 for a net increase in loss from operations of $254,000. This net increase is mainly associated with building internal infrastructure, including personnel and the costs of being a public company. Interest expense increased by $37,000 and other income increased by $45,000.

LIQUIDITY AND CAPITAL RESOURCES

                                      October 31, 2009        July 31, 2009
                                      ----------------        -------------
                                             $                      $

CASH                                       760,000                159,000
WORKING CAPITAL (DEFICIENCY)            (1,545,000)            (2,585,000)
TOTAL ASSETS                             3,858,000              3,350,000
TOTAL LIABILITIES                        4,368,000              4,424,000
STOCKHOLDERS' DEFICIT                     (510,000)            (1,074,000)

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

CASH TO OPERATING ACTIVITIES

During 2009, operating activities used cash of $288,000 (2008 - $44,000). Our loss for 2009 was $645,000 (2008 - $403,000) which included a non-cash outlay for depreciation and amortization of $170,000 (2008 - $104,000) for a net cash outflow of $475,000 (2008 - $299,000) before changes in working capital items. Our accounts receivable have increased by $13,000 (2008 - decrease of $3,000) due to our increase in customer base. Prepaid expenses decreased by $109,000 (2008 - increase of $3,000). Our expenses were financed by our vendors as to $64,000 (2008 - $262,000).

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

ITEM 4. CONTROLS AND PROCEDURES

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

Effective on October 13, 2009, we issued a total of 268,818 common shares from treasury to eleven individuals to complete the common share portion to complete two Asset Purchase Agreements at an agreed price of $0.465 per common share. We relied on exemptions from registration under the Securities Act provided by Rule 506 based on representations and warranties provided by the individuals.

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

ITEM 6. EXHIBITS

The following exhibits are included with this Quarterly Report on Form 10-Q:

Exhibit Number                   Description of Exhibit
--------------                   ----------------------

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

OMNICITY CORP.


By: /s/ Greg Jarman
    --------------------------------------------------------------
    Greg Jarman
    Chief Executive Officer and a Director
    (Principal Executive Officer)
    Date: September 28, 2010


    /s/ Don Prest
    --------------------------------------------------------------
    Don Prest
    Chief Financial Officer and a Director
    (Principal Financial Officer and Principal Accounting Officer)
    Date: September 28, 2010