Form 10-K/A
period 2009-07-31
OMNICITY CORP.
filed 2010-11-01
CIK 1411586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

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

                                EXPLANATORY NOTE

This Form 10-K/A (Amendment No. 2) is being filed by the Company in response to certain comments from the U.S. Securities and Exchange Commission (the "SEC") to the Company regarding the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 2009, as originally filed with the SEC on October 23, 2009 and amended (Amendment No. 1) filed with the SEC on September 29, 2010. This
Form 10-K/A (Amendment No. 2) is sometimes referred to herein as "Form 10-K", and any references herein to "Form 10-K" or "10-K" should be read to refer to this Form 10-K/A unless otherwise specified or as required based on the context in which the term "Form 10-K" or "10-K" is used.

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

                                TABLE OF CONTENTS

ITEM 1.     BUSINESS.........................................................  5

ITEM 1A.    RISK FACTORS..................................................... 12

ITEM 1B.    UNRESOLVED STAFF COMMENTS........................................ 15

ITEM 2.     PROPERTIES....................................................... 15

ITEM 3.     LEGAL PROCEEDINGS................................................ 15

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 15

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES................ 16

ITEM 6.     SELECTED FINANCIAL DATA.......................................... 17

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS........................................ 17

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....... 27

ITEM 8.     FINANCIAL STATEMENTS............................................. 28

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE......................................... 50

ITEM 9A(T). CONTROLS AND PROCEDURES.......................................... 50

ITEM 9B.    OTHER INFORMATION................................................ 50

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE........... 51

ITEM 11.    EXECUTIVE COMPENSATION........................................... 54

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS.................................. 55

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
            INDEPENDENCE..................................................... 56

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES........................... 57

ITEM 15.    EXHIBITS......................................................... 58

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

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC, WHICH WILL MAKE TRANSACTIONS IN OUR COMMON STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR COMMON STOCK.

Our common stock is quoted on the Financial Industry Regulatory Authority's OTC Bulletin Board, which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended. The penny stock rules apply generally to companies whose common stock trades at less than US$5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the "penny stock rules" and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules", investors will find it more difficult to dispose of our securities. Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

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

YEARS ENDED JULY 31, 2009 AND 2008

                                                     $                    $
                                                ----------           ----------

Sales, net                                       1,688,944            1,034,310
                                                ----------           ----------
Expenses:
  Service costs                                     30,712               26,465
  Plant and signal delivery                        967,406              566,613
  Marketing and sales                               45,375               26,487
  General and administration                       744,616              535,604
  Salaries and benefits                          1,276,016              482,579
  Stock based compensation                         289,629                   --
  Depreciation and amortization                    536,113              352,425
                                                ----------           ----------
Total expenses                                   3,889,867            1,989,627
                                                ----------           ----------

Loss from operations                            (2,200,923)            (955,317)
                                                ----------           ----------
Other income (expense):
  Other income                                          --               57,883
  Forgiveness of interest                               --              121,889
  Interest expense                                (241,096)            (204,316)
  Financing expense                               (190,039)                  --
                                                ----------           ----------
Total other income (expense)                      (431,135)             (24,544)
                                                ----------           ----------

Net loss                                        (2,632,058)            (979,861)
                                                ==========           ==========
Net loss per share - basic and diluted                (.08)                (.03)
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

Marketing and sales expenses include REMC fees, advertising, preparation of marketing materials, commissions paid to our VP of corporate sales and commissions paid to Service Concepts, a company responsible for marketing to the REMCs on the Company's behalf. Marketing and sales for 2009 increased by $19,000 to $45,000 (2008 - $26,000). This increase was due mainly to the hiring of salesperson and Service Concepts beginning their marketing campaign targeted at the REMCs. Marketing and sales expenses are expected to significantly increase during 2010 as the Company increases its marketing plan to significantly increase organic growth.

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

Financing expense for 2009 increased by $190,000 to $190,000 (2008 - $nil). The Company acquires, either new or as part of asset acquisitions, certain fixed and wireless tower and customer premises equipment. Pursuant to a Master Lease Agreement with Agility Venture Fund I, LLC ("Agility") dated November 6, 2006, the Company sells this equipment to Agility and then leases the equipment back pursuant to operating lease agreements. On December 1, 2006 the Company received $233,333 pursuant to a sale leaseback arrangement.

Pursuant to a new Master Lease Agreement with Agility Venture Fund II, LLC ("Agility II") dated December 24, 2008, the Company and Agility agreed to provide funding under new sale lease back arrangements totalling $1,000,000. This new facility is in addition to and in conjunction with the November 6, 2006 agreement. On February 17, 2009, March 27, 2009, July 9, 2009 and July 14, 2009 the Company received an aggregate of $749,749 pursuant to four sale leaseback schedules completed ($689,368 in connection with sale leaseback arrangements pursuant to the Master Lease Agreements and an aggregate of $60,381 in connection with sale leaseback arrangements with various unrelated vendors).

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

LIQUIDITY AND CAPITAL RESOURCES

                                             July 31, 2009         July 31, 2008
                                             -------------         -------------
                                                   $                     $

Cash                                             159,000                    nil
Working Capital (Deficiency                   (2,585,000)            (2,056,000)
Total Assets                                   3,350,000              1,243,000
Total Liabilities                              4,424,000              2,906,000
Stockholders' Deficit                         (1,074,000)            (1,663,000)

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

                     Year               $
                     ----            -------

                     2010            511,521
                     2011            284,530
                     2012            224,432
                     2013            194,426
                     2014            182,133
               Thereafter            550,532

Long-term debt is made up of many smaller debt agreements. The material debt agreements are as follows:

                                                                                         July 31,       July 31,
                                                                                          2009           2008
                                                                                        ---------      ---------
                                                                                            $              $
Notes  payable  to Jay County  Development  Corporation.  Non-interest  bearing, repayable  monthly based on the number of  subscribers  in Jay County,  Indiana.
Collateralized by certain equipment located in Jay County.                                296,911        300,099

Notes payable to Wabash Rural Electric Membership  Cooperative  ("Wabash").  Six
separate notes were renewed pursuant to a Memorandum of Understanding  effective
September  24,  2009.  Accrued  interest and  penalties to this date,  totalling
$115,111,  were added to the principal amounts  outstanding.  Interest rates are between 5.7% and 7.45% annually and are  collateralized  by certain equipment in
Wabash County,  Indiana.  Monthly  payments of $448 begin on January 31, 2010 on one note with final payment due December 31, 2015. Quarterly payments of $23,469 begin on  December  31,  2009 on three  notes with final  payments  due  between
September,  2016 and August,  2017. Quarterly payments of $945 begin on December
31, 2009 on one note with final payment due July 31, 2014 and quarterly payments of $835 on one note begins on January  31, 2010 with final  payment due July 31,
2017.                                                                                     629,388        490,040

Note payable to Muncie Industrial Revolving Loan Fund Board. Interest of 5% only was paid to July 13, 2009.  Monthly  principal  and interest of $4,570  payments start August 13, 2009 and end December 13, 2011,  at which time the loan will be reviewed by Muncie's Board of Directors.  This note is collateralized by certain
equipment in Muncie County and Delaware County, Indiana.                                  283,741        247,361

Note payable to Star Financial Bank. Interest is paid monthly at 8.6% per annum.
This note is due  February,  2010 and is  collateralized  by certain  equipment.          193,170        193,170

Notes  payable to the son of the  Chairman  of the Board of the  Company  and to
Insul Reps Profit Sharing Plan, a company controlled by the Chairman.  Repayable in monthly  instalments of principal and interest at 8%,  totalling  $5,199,  to
December,  2010,  $4,845 from  January,  2010 to May, 2012 and $3,492 from June,
2012 to April 2014.                                                                       217,663             --

Senior subordinated  redeemable  debenture owing to William Herdrich, a director
of the Company - 8% interest per annum payable  quarterly.  Due January 2, 2011.           20,000             --
                                                                                        ---------      ---------
In addition to the debt agreements described above, we have additional long-term debt  payable  pursuant  to a number of smaller  debt  agreements  with  monthly
payments of principal and interest  ranging from 5% to 10%,  unsecured.                   306,701         83,797
                                                                                        ---------      ---------
Total long-term debt                                                                    1,947,574      1,314,467
                                                                                        =========      =========

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


/s/ Weaver & Martin LLC
---------------------------------
Weaver & Martin LLC
Kansas City, Missouri
October 23, 2009 except as to Note 15 which is as of March 15, 2010

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


/s/ BGBC Partners, LLP
-------------------------------------
Indianapolis, Indiana
December 4, 2008

Omnicity Corp. (formerly Bear River Resources, Inc.)
Consolidated Balance Sheets

                                                                                                    (Restated -
                                                                                                      Note 15)
                                                                              July 31, 2009        July 31, 2008
                                                                              -------------        -------------
                                                                                    $                    $
Assets

Current Assets:
  Cash                                                                            159,119                    --
  Accounts receivable, net                                                         78,007                54,655
  Other receivable (Note 9 (e))                                                     5,000                10,000
  Prepaid expenses and deposits (Note 10 (e))                                     114,173                 2,353
                                                                               ----------            ----------
Total Current Assets                                                              356,299                67,008

Property and Equipment (Note 3)                                                 1,022,675             1,024,625
Deposits and Other Assets (Note 4)                                                129,886               151,088
Customers' Relationships (Note 5)                                               1,841,247                    --
                                                                               ----------            ----------

Total Assets                                                                    3,350,107             1,242,721
                                                                               ==========            ==========


Liabilities and Stockholders' Deficit

Current Liabilities:
  Amount due bank                                                                      --                   909
  Accounts payable (Note 9)                                                       838,336               386,137
  Accrued liabilities (Note 6)                                                    213,431               456,918
  Notes payable (Note 7)                                                        1,222,716               560,000
  Current portion of long-term debt (Note 8)                                      511,521               575,258
  Current portion of capital lease obligations (Note 12)                           50,147                11,874
  Reserve for customer credits                                                         --                20,000
  Deferred revenue                                                                 42,000                42,000
  Other liabilities (Note 11)                                                      63,132                70,000
                                                                               ----------            ----------
Total Current Liabilities                                                       2,941,283             2,123,096

Capital Lease Obligations (Note 12)                                                46,868                43,465
Long-term Debt (Note 8)                                                         1,436,053               739,209
                                                                               ----------            ----------

Total Liabilities                                                               4,424,204             2,905,770
                                                                               ----------            ----------
Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 12)

Stockholders' Deficit:
  Common Stock, par value $.001, 1,540,000,000 shares authorized,
   38,018,382 and 5,501,355 issued and outstanding, respectively (Note 10)         38,018             3,383,487
  Common Stock Subscribed and/or Reserved (Notes 5 and 10)                        637,000                    --
  Additional Paid-in Capital                                                    5,929,479                    --
  Deficit                                                                      (7,678,594)           (5,046,536)
                                                                               ----------            ----------
Total Stockholders' Deficit                                                    (1,074,097)           (1,663,049)
                                                                               ----------            ----------

Total Liabilities and Stockholders' Deficit                                     3,350,107             1,242,721
                                                                               ==========            ==========


(See accompanying notes to these consolidated financial statements)

Omnicity Corp. (formerly Bear River Resources, Inc.)
Consolidated Statements of Operations

                                                                    (Restated -
                                                                      Note 15)
                                              Year Ended            Year Ended
                                             July 31, 2009         July 31, 2008
                                             -------------         -------------
                                                   $                     $

Sales, net                                     1,688,944              1,034,310
                                              ----------             ----------
Expenses:
  Service costs                                   30,712                 26,465
  Plant and signal delivery                      967,406                566,067
  Marketing and sales                             45,375                 26,487
  General and administration                     744,616                535,604
  Salaries and benefits                        1,276,016                482,579
                                              ----------             ----------
  Stock based compensation                       289,629                     --
  Depreciation and amortization                  536,113                352,425
                                              ----------             ----------
Total Expenses                                 3,889,867              1,989,627
                                              ----------             ----------

Loss from Operations                          (2,200,923)              (955,317)
                                              ----------             ----------
Other Income (Expense):
  Other income                                        --                 57,883
  Forgiveness of interest                             --                121,889
  Interest expense                              (241,096)              (204,316)
  Financing expense (Note 11)                   (190,039)                    --
                                              ----------             ----------
Total Other Income (Expense)                    (431,135)               (24,544)
                                              ----------             ----------

Net Loss                                      (2,632,058)              (979,861)
                                              ==========             ==========

Net Loss per Share - Basic and Diluted              (.08)                  (.03)

Weighted Average Shares Outstanding -
 Basic and Diluted                            34,160,000             33,087,000
                                              ==========             ==========


(See accompanying notes to these consolidated financial statements)

Omnicity Corp. (formerly Bear River Resources, Inc.)
Consolidated Statement of Changes in Stockholders' Deficit

                                                                              Additional     Common
                                                       Common                  Paid-in       Stock       Accumulated
                                                       Stock       Amount      Capital     Subscribed      Deficit        Total
                                                       -----       ------      -------     ----------      -------        -----
                                                         #            $           $             $             $             $
Balance, July 31, 2007 (Restated - Note 15)          3,353,999    2,575,631          --         --      (4,066,675)   (1,491,044)
Stock issued to settle debt                          1,797,357      682,918          --         --              --       682,918
Stock issued in acquisition of net assets              349,999      124,938          --         --              --       124,938
Net loss (Restated - Note 15)                               --           --          --         --        (979,861)     (979,861)
                                                   -----------   ----------   ---------    -------      ----------    ----------
Balance, July 31, 2008 (Restated - Note 15)          5,501,355    3,383,487          --         --      (5,046,536)   (1,663,049)
Stock issued for cash on September 19, 2008             11,112        5,000          --         --              --         5,000
Stock issued for cash on October 16, 2008                1,429          500          --         --              --           500
Stock issued to settle debt on October 31, 2008      1,087,335      383,386          --         --              --       383,386
Stock awards to employees on January 2, 2009         1,655,009      289,629          --         --              --       289,629
Recapitalization Transactions - February 17,
 2009 (Note 1)                                              --           --          --         --              --            --
Shares acquired by Omnicity Corp.                   (8,256,240)  (4,062,002)  4,062,002         --              --            --
Shares of Omnicity Corp.                            43,967,007       43,967     (43,967)        --              --            --
Cancellation of founders shares                    (33,880,000)     (33,880)     33,880         --              --            --
Shares issued to shareholders of Omnicity,
Incorporated to effect the recapitalization         23,000,000       23,000     (23,000)        --              --            --
Net liabilities assumed of Omnicity Corp.                   --           --    (168,352)        --              --      (168,352)
Stock issued for acquisition of assets               1,973,988        1,974     890,726         --              --       892,700
Stock issued for cash pursuant to a Unit and Unit
 for debt private placement at $0.35 per Unit        2,607,387        2,607     909,978         --              --       912,585
Stock issued pursuant to an investor relations
 contract                                              350,000          350     123,900         --              --       124,250
Share issuance costs                                        --           --     (52,595)        --              --       (52,595)
Warrants issued pursuant to a Master Lease
 Agreement                                                  --           --     196,907         --              --       196,907
Asset acquisition consideration to be paid in
 common shares                                              --           --          --    164,000              --       164,000
Common stock subscribed for                                 --           --          --    473,000              --       473,000
Net loss                                                    --           --          --         --      (2,632,058)   (2,632,058)
                                                   -----------   ----------   ---------    -------      ----------    ----------

Balance, July 31, 2009                              38,018,382       38,018   5,929,479    637,000      (7,678,594)   (1,074,097)
                                                   ===========   ==========   =========    =======      ==========    ==========


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

Basic and Diluted Net Income (Loss) Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at April 30, 2010 and 2009 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. There are no stock options issued and outstanding as at July 31, 2009 and 2008. Total potentially dilutive common shares, relating to stock purchase warrants issuable in the future, as at July 31, 2009 totals 4,001,000 (See Note 11).

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

Net consideration for completed asset acquisitions during the years ended July 31 was as follows:

                                                          2009           2008
                                                       ----------     ----------
                                                            $             $
Cash                                                      482,200           --
Cash received in sale leaseback of acquired equipment    (689,368)          --
Extinguishment of debt                                     10,000           --
Vendor notes payable                                    1,063,800           --
Assumption of debt                                         62,000           --
Capital stock to be issued                                164,000           --
Capital stock issued                                      892,700      124,938
                                                       ----------     --------
Total Consideration Paid                                1,985,332      124,938
                                                       ==========     ========

The consideration paid was allocated to the following assets based on their fair values:

                                                          2009           2008
                                                       ----------     ----------
                                                            $             $
Current assets, net of current liabilities                     --       61,179
Equipment, net of sale leaseback                           45,632       63,759
Customers' Relationships                                1,939,700           --
                                                        ---------     --------
Assets Acquired                                         1,985,332      124,938
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
                                                                              =========        =======

Omnicity Corp. (formerly Bear River Resources, Inc.)
Notes to Consolidated Financial Statements

8. Long-term Debt

                                                                               July 31,       July 31,
                                                                                 2009           2008
                                                                               --------       --------
                                                                                   $              $
Notes  payable to Jay  County  Development  Corporation.  Non-interest bearing,  repayable  monthly based on the number of subscribers in Jay
County,  Indiana.  Collateralized  by certain equipment located in Jay
County.                                                                         296,911        300,099

Notes  payable  to  Wabash  Rural  Electric   Membership   Cooperative
("Wabash").  Six separate notes were renewed  pursuant to a Memorandum of Understanding  effective  September 24, 2009.  Accrued interest and penalties  to  this  date,  totalling  $115,111,  were  added  to  the principal  amounts  outstanding.  Interest  rates are between 5.7% and
7.45% annually and are  collateralized  by certain equipment in Wabash
County, Indiana. Monthly payments of $448 begin on January 31, 2010 on one note with final payment due December 31, 2015.  Quarterly payments of  $23,469  begin on  December  31,  2009 on three  notes  with final payments  due  between  September,  2016 and August,  2017.  Quarterly payments  of $945 begin on  December  31,  2009 on one note with final payment due July 31, 2014 and  quarterly  payments of $835 on one note
begins on January  31,  2010 with  final  payment  due July 31,  2017.          629,388        490,040

Note payable to Muncie Industrial Revolving Loan Fund Board.  Interest
of 5% only was paid to July 13, 2009.  Monthly  principal and interest of $4,570 payments start August 13, 2009 and end December 13, 2011, at which time the loan will be reviewed by Muncie's  Board of  Directors.
This note is  collateralized by certain equipment in Muncie County and
Delaware County, Indiana.                                                       283,741        247,361

Note payable to Star Financial Bank.  Interest is paid monthly at 8.6%
per annum.  This note is due February,  2010 and is  collateralized by
certain equipment.                                                              193,170        193,170

Note payable to First Farmers Trust & Bank. Monthly principal payments of $6,092 plus variable  interest at 4.5%,  collateralized  by certain
equipment    purchased   in   the   acquisition   of   North   Central
Communications, Inc. Final payment is due December, 2009.                        24,419             --

Note  payable  to First  Farmers  Trust & Bank.  Interest  at 4.5% per
annum,   collateralized   by  certain   equipment   purchased  in  the
acquisition  of  North  Central  Communications,  Inc.  Principal  and
interest  payments of $912 are due monthly.  Final  payment due April,
2011.                                                                            18,657             --

Notes  payable to the son of the  Chairman of the Board of the Company
and to  companies  controlled  by the  Chairman.  Repayable in monthly instalments  of principal  and interest at 8%,  totalling  $5,199,  to
December, 2010, $4,845 from January, 2010 to May, 2012 and $3,492 from
June, 2012 to April 2014.                                                       217,663             --

Senior  subordinated  redeemable debenture owing to a director of the
Company - 8% interest  per annum payable quarterly. Due January 2, 2011.         20,000             --

Notes payable with monthly  payments of principal and interest ranging from 5% to 10%,  unsecured.  Total  payments of principal and interest are $12,511 per month to January,  2010; $8,169 to April, 2011; $5,169
to December, 2011; $3,556 to April, 2012; $2,102 to May, 2013.                  263,625         83,797
                                                                              ---------      ---------
Total long-term debt                                                          1,947,574      1,314,467
Less: current portion                                                           511,521        575,258
                                                                              ---------      ---------
Long-term portion                                                             1,436,053        739,209
                                                                              =========      =========

Long-term debt principal payments due over the next five years are as follows:

                      Year               $
                      ----            -------
                      2010            511,521
                      2011            284,530
                      2012            224,432
                      2013            194,426
                      2014            182,133
                Thereafter            550,532

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

Pursuant to a new Master Lease Agreement with Agility Venture Fund II, LLC ("Agility II") dated December 24, 2008, the Company and Agility agreed to provide funding under new sale lease back arrangements totaling $1,000,000. This new facility is in addition to and in conjunction with the November 6, 2006 agreement. On February 17, 2009, March 27, 2009, July 9, 2009 and July 14, 2009 the Company received an aggregate of $749,749 pursuant to four sale leaseback schedules completed ($689,368 in connection with sale leaseback arrangements pursuant to the Master Lease Agreements (See Note 5) and an aggregate of $60,381 in connection with sale leaseback arrangements for assets purchased from various unrelated vendors).

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

The combined effect of these errors in the financial statements for the year ended July 31, 2008 is as follows:

                                                           Error           Error
                                                        Corrections      Correction
                                         Previously      (Accounts        (Other
                                          Reported        Payable)       Liability)       Restated
                                         ----------      ----------      ----------      ----------
                                             $               $               $               $
Balance Sheet:
  Accounts payable                          539,450        (153,313)             --         386,137
  Other liability                                --              --          70,000          70,000
  Deficit                                 5,129,849        (153,313)         70,000       5,046,536
Statement of Operations:
  Revenue                                   997,444          36,866              --       1,034,310
  Plant and signal delivery                 584,246         (17,906)             --         566,340
  Net loss                                1,034,633         (54,772)             --         979,861
  Loss per share - basic and diluted           (.03)             --              --            (.03)
Stockholders' Deficit:
  Deficit - beginning of year             4,095,216         (98,541)         70,000       4,066,675

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

Common Stock            Don Prest
                        Vancouver, Canada                                        nil                    Nil

Common Stock            David Bradford
                        Angola, Indiana, USA                                     nil                    Nil

Common Stock            Paul Brock
                        Vancouver, Canada                                        nil                    Nil

Common Stock            Robert Pearson
                        Wabash, Indiana, USA                                     nil                    Nil

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

                                       Year Ended             Year Ended
                                      July 31, 2009          July 31, 2008
                                      -------------          -------------

Audit Fees                               $28,250                $61,072
Audit-Related Fees                       $ 6,800                $ 2,700
Tax Fees                                 $   nil                $ 3,837
All Other Fees                           $   nil                $   nil
                                         -------                -------
Total                                    $26,800                $67,609
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

ITEM 15. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K/A (Amendment No. 2)

Exhibit No.                              Description
-----------                              -----------
3.1            Articles of Incorporation.(1)
3.2            Articles of Merger.(2)
3.3            Certificate of Change..(2)
3.4            Bylaws.(1)
10.1 Agreement and Plan of Merger among the Company, MergerSub and Omnicity Incorporated, dated for reference effective on December 29, 2008.(3)
10.2           Master Lease Agreement with Agility Venture Fund I, LLC. (4)
10.3           Master Lease Agreement with Agility Venture Fund II, LLC. (4)
10.4           Agreement   Concerning   Debt   with   Jay   County   Development
               Corporation. (4)
10.5           Memorandum of Understanding between the Company and Wabash County
               REMC. (4)
10.6 Loan Modification Agreement between the Company and Muncie Industrial Revolving Loan Board. (4)
10.7           Promissory Note Payable to Star Financial Bank. (4)
10.8           Promissory Note Payable to Insul Reps, PSP. (4)
10.9           Convertible  Redeemable Debenture Payable to William J. Herdrich.
               (4)
10.10 Form of $0.35 Unit Private Placement Subscription Agreement entered into by William Herdrich. (4)
10.11 Form of $0.35 Unit for Debt Private Placement Subscription Agreement entered into by Capital Investors Limited. (4)
10.12          Promissory Note Payable to George Beltzhoover. (4)
10.13          Asset Purchase Agreement with ND Wave, LLC, as amended. (4)
10.14          Asset  Purchase  Agreement  with Fore  Point  Networks,  LLC,  as amended. (4)
10.15          Asset Purchase Agreement with Cue Connex, LLC. (4)
10.16          Asset Purchase Agreement with North Central Communications,  Inc.
               (4)
10.17 Form of Letter Agreement between Company and Shareholders of Rushville Internet Services LLC. (4)
10.18 Form of Subscription Agreement between Company and Shareholders of Rushville Internet Services LLC. (4)
21.1           Subsidiaries of the Company - see Subsidiaries
31.1 Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
(1) Incorporated by reference from our Company's registration statement on Form SB-2 as filed with the SEC on September 10, 2007.
(2) Incorporated by reference from our Company's Current Report on Form 8-K filed with the SEC on October 23, 2008.
(3) Incorporated by reference from our Company's Current Report on Form 8-K filed with the SEC on December 31, 2008.
(4) Incorporated by reference from our Company's Form 10K/A (Amendment No. 1) for the year ended July 31, 2009 filed with the SEC on September 29, 2010

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          OMNICITY CORP.


                          BY: /s/ Greg Jarman
                              --------------------------------------------------
                              Greg Jarman
                              Chief Executive Officer, President, and a Director
                              Date: October 29, 2010


                          BY: /s/ Don Prest
                              --------------------------------------------------
                              Don Prest
                              Chief Financial Officer and a Director
                              Date: October 29, 2010

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

         Signature                                  Title                                        Date
         ---------                                  -----                                        ----

/s/ Richard Beltzhoover               Chairman of the Board and Director                   October 29, 2010
--------------------------------
Richard Beltzhoover


/s/ Greg Jarman                       President, Chief Executive Officer and Director      October 29, 2010
--------------------------------
Greg Jarman


/s/ Don Prest                         Chief Financial Officer and Director                 October 29, 2010
--------------------------------
Don Prest


/s/ David Bradford                    Chief Operating Officer and Director                 October 29, 2010
--------------------------------
David Bradford


/s/ Paul Brock                        Director                                             October 29, 2010
--------------------------------
Paul Brock


/s/ Greg Dunn                         Director                                             October 29, 2010
--------------------------------
Greg Dunn


/s/ William Herdrich                  Director                                             October 29, 2010
--------------------------------
William Herdrich


/s/ Richard Reahard                   Director                                             October 29, 2010
--------------------------------
Richard Reahard