Form 10-Q/A
period 2009-10-31
OMNICITY CORP.
filed 2010-11-01
CIK 1411586

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 2)

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

                                EXPLANATORY NOTE

This Form 10-Q/A (Amendment No. 2) is being filed by the Company in response to certain comments from the U.S. Securities and Exchange Commission (the "SEC") to the Company regarding the Company's Quarterly Report on Form 10-Q/A Amendment No. 1 for the period ended October 31, 2009, as originally filed with the SEC on December 21, 2009 and amended (Amendment No. 1) on September 29, 2010. This Form 10-Q/A (Amendment No. 2) is sometimes referred to herein as "Form 10-Q", and any references herein to "Form 10-Q" or "10-Q" should be read to refer to this Form 10-Q/A unless otherwise specified or as required based on the context in which the term "Form 10-Q" or "10-Q" is used.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Omnicity Corp.
Consolidated Balance Sheets
(Unaudited)

                                                                        October  31, 2009      July 31, 2009
                                                                        -----------------      -------------
                                                                       (Restated - Note 14)      (Audited)
                                                                                $                    $
Assets

Current Assets:
  Cash                                                                        759,948              159,119
  Accounts receivable, net                                                     64,780               78,007
  Other receivable (Note 10 (c))                                                9,100                5,000
  Prepaid expenses and deposits                                                 5,290              114,173
                                                                           ----------           ----------
Total Current Assets                                                          839,118              356,299

Property and Equipment (Note 3)                                             1,112,803            1,022,675
Deposits and Other Assets (Note 4)                                            133,893              129,886
Customers' Relationships (Note 6)                                           1,771,972            1,841,247
                                                                           ----------           ----------
Total Assets                                                                3,857,786            3,350,107
                                                                           ==========           ==========
Liabilities and Stockholders' Deficit

Current Liabilities:
  Accounts payable                                                            874,544              838,336
  Accrued liabilities (Note 7)                                                172,221              213,431
  Short-term notes payable (Note 8)                                           506,348            1,222,716
  Current portion of long-term debt (Note 9)                                  741,960              511,521
  Current portion of capital lease obligations (Note 13)                       46,743               50,147
  Deferred revenue                                                             42,000               42,000
  Other liability (Note 12)                                                        --               63,132
                                                                           ----------           ----------
Total Current Liabilities                                                   2,383,816            2,941,283

Capital Lease Obligations (Note 13)                                            38,105               46,868
Long-term Debt (Note 9)                                                     1,945,966            1,436,053
                                                                           ----------           ----------
Total Liabilities                                                           4,367,887            4,424,204
                                                                           ----------           ----------
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
                                                                           ==========           ==========

      (See accompanying notes to these consolidated financial statements)

Omnicity Corp.
Consolidated Statements of Operations
(Unaudited)

                                                           Three Months Ended         Three Months Ended
                                                            October 31, 2009           October 31, 2008
                                                            ----------------           ----------------
                                                          (Restated - Note 14)
                                                                 $                          $
Sales, net                                                       617,000                     327,733
                                                             -----------                 -----------
Expenses:
  Service costs                                                   14,098                       5,184
  Plant and signal delivery                                      338,270                     196,758
  Marketing and sales                                              2,276                         761
  General and administration                                     293,694                     131,248
  Salaries and benefits                                          410,835                     252,316
  Depreciation and amortization                                  170,258                     103,686
                                                             -----------                 -----------

Total Expenses                                                (1,229,431)                   (689,950)
                                                             -----------                 -----------

Loss from Operations                                            (612,431)                   (362,217)
                                                             -----------                 -----------
Other Income (Expense):
  Other income                                                    46,728                          --
  Interest expense                                               (78,433)                    (41,040)
                                                             -----------                 -----------

Total Other Income (Expense)                                     (31,705)                    (41,040)
                                                             -----------                 -----------

Net Loss                                                        (644,136)                   (403,257)
                                                             ===========                 ===========

Net Loss per Share - Basic and Diluted                              (.01)                       (.01)
                                                             ===========                 ===========

Weighted Average Shares Outstanding - Basic and Diluted       38,256,000                  33,087,000
                                                             ===========                 ===========


      (See accompanying notes to these consolidated financial statements)

Omnicity Corp.
Consolidated Statements of Cash Flows
(Unaudited)

                                                                           Three Months Ended     Three Months Ended
                                                                            October 31, 2009       October 31, 2008
                                                                            ----------------       ----------------
                                                                          (Restated - Note 14)
                                                                                    $                      $
Cash flows from (to) operating activities:
  Net loss                                                                      (644,136)             (403,257)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                                170,258               103,686
  (Increase) decrease in:
    Accounts and other receivable                                                 13,227                (3,321)
    Prepaid expenses                                                             108,883                (3,384)
  Increase (decrease) in:
    Accounts payable and accrued liabilities                                      63,675               262,204
                                                                               ---------              --------
Net cash used in operating activities                                           (288,093)              (44,072)
                                                                               ---------              --------
Cash flows (to) investing activities:
  (Increase) in deposits                                                          (4,007)              (11,005)
  Acquisition of property and equipment                                         (122,405)             (110,198)
                                                                               ---------              --------
Net cash used in investing activities                                           (126,412)             (121,203)
                                                                               ---------              --------
Cash flows from (to) financing activities:
  Proceeds from short-term notes                                                 148,871               168,020
  Repayment of short-term notes                                                  (63,307)                   --
  Related party advance                                                           (4,100)                   --
  Proceeds from long-term debt                                                    37,399                    --
  Repayment of long-term debt and capital lease obligations                     (123,529)               (8,245)
  Proceeds from issuance of common stock                                              --                 5,500
  Proceeds from common stock subscriptions                                     1,020,000                    --
                                                                               ---------              --------
Net cash provided by financing activities                                      1,015,334               165,275
                                                                               ---------              --------

Increase in cash                                                                 600,829                    --
Cash, beginning of  period                                                       159,119                    --
                                                                               ---------              --------

Cash, end of period                                                              759,948                    --
                                                                               =========              ========
Supplemental cash flow information:
  Cash paid for interest                                                          48,433                 4,427
  Cash paid for income taxes                                                          --                    --

Supplemental disclosure of non-cash investing and financing activities:
  Current liabilities transferred to long-term debt                              808,300                    --
  Current liabilities converted into common stock                                     --               367,500
  Warrants issued pursuant to a Master Lease Agreement                            61,132                    --


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

Basic and Diluted Net Income (Loss) Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at April 30, 2010 and 2009 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. There are no stock options issued and outstanding as at July 31, 2009 and 2008. Total potentially dilutive common shares, relating to stock purchase warrants issuable in the future, as at October 31, 2009 totals 4,001,000 (See Note 11).

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

12. Lease Obligations

Future minimum lease payments for equipment acquired under non-cancellable capital leases from a related party (See Note 10) and operating leases with initial terms of more than one year are as follows:

                                                   Capital      Operating
Twelve months ending October 31,                    Leases       Leases
--------------------------------                    ------       ------
                                                      $             $

2010                                                53,369       413,483
2011                                                24,259       386,953
2012                                                12,812       170,647
2013                                                 4,134        19,200
2014                                                    --        19,200
                                                   -------       -------
Total minimum lease payments                        94,574

Less: amounts representing interest                 (9,725)
                                                   -------
Present value of net minimum lease payments         84,848
Less: current portion                               46,743
                                                   -------
Long-term capital lease obligations                 38,105
                                                   =======

Capital lease obligations are to be repaid over the next three twelve month periods as follows:

Twelve Months Ended October 31,                        $
-------------------------------                     ------

2010                                                46,743
2011                                                22,108
2012                                                12,164
2013                                                 3,823
2014                                                    --

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

The management of the Company assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on this assessment, management determined that, during the quarter ended October 31, 2009, our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules, as more fully described below. This was due to deficiencies in the design or operation of the Company's internal control that adversely affected the Company's internal controls and that may be considered to be material weaknesses.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes to our internal control over financial reporting that occurred during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following exhibits are included with this Quarterly Report on Form 10-Q/A (Amendment No. 2):

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

OMNICITY CORP.


By: /s/ Greg Jarman
    --------------------------------------------------------------
    Greg Jarman
    Chief Executive Officer and a Director
    (Principal Executive Officer)
    Date: October 29, 2010


    /s/ Don Prest
    --------------------------------------------------------------
    Don Prest
    Chief Financial Officer and a Director
    (Principal Financial Officer and Principal Accounting Officer)
    Date: October 29, 2010