Form 10-K
period 2010-07-31
OMNICITY CORP.
filed 2010-11-18
CIK 1411586

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the Fiscal Year Ended July 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from _____________ to _____________.

                        Commissions file number 000-52827

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

                                 (765) 570-4221
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

The aggregate  market value of the voting and  non-voting  common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of November 16, 2010 was approximately $1,838,000.

The registrant had 43,745,414  shares of common stock outstanding as of November
17, 2010.

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

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
              MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.............. 14
ITEM 6.       SELECTED FINANCIAL DATA........................................ 15
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              AND RELATED STOCKHOLDER MATTERS................................ 49
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR

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
to  1,540,000,000  shares  of  common  stock.  Also  on  October  21,  2008,  in contemplation of the acquisition of Omnicity,  Incorporated,  we merged with our wholly-owned  subsidiary incorporated under the laws of the State of Nevada, and changed our name to Omnicity Corp. or ("the Company"). On February 17, 2009, the
Company  acquired  all  of  the  issued  and  outstanding  shares  of  Omnicity,
Incorporated.  Omnicity, Incorporated (incorporated on August 13, 2003) provides broadband  access,  including  advanced  services of voice,  video and data,  in un-served  and  underserved  small and rural  markets  and is  planning  to be a consolidator of rural market broadband nationwide.  The total purchase price was
23,000,000 common shares of the Company.

The closing of the acquisition of Omnicity, Incorporated represented a change in control  of our  Company.  For  accounting  purposes,  this  change  in  control constituted a re-capitalization of Omnicity,  Incorporated,  and the acquisition was accounted  for as a reverse  merger  whereby  Omnicity  Corp.,  as the legal acquirer, is treated as the acquired entity, and Omnicity  Incorporated,  as the legal  subsidiary,  is  treated as the  acquiring  company  with the  continuing operations.

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

The Company's  principal and operations office and registered and records office is located at 807 S State Rd 3, Rushville,  Indiana, U.S.A. Tel: (317) 903-8178;
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
     *    A push by the federal government,  Congress,  and state governments to
          increase  the   availability  of  broadband   services  in  rural  and
          underserved markets.

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
     *    Completing  further debt and equity  offerings,  in stages, of $10m by
          February 28, 2011.

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

Currently,   Omnicity   uses   standards-based   wireless   equipment   in   the
license-exempt  700Mhz,  900MHz,  2.4GHz and 5.8GHz  spectrum  bands,  providing multiple  paths to cover  subscribers  in its markets.  The Company  deploys its wireless  networks  by  installing  antennas on  cellular  and other  commercial towers,  and  municipally or privately  owned  structures such as tall silos and rooftops.  Customers  receive the wireless signal via customer premise equipment
(CPE) that currently costs $250 per unit. The Company is evolving its technology and spectrum strategy as it becomes more opportune and cost effective to utilize licensed spectrum and related equipment.

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

Marketing  partnerships with REMCs form a part of Omnicity's  business strategy.
REMCs are  cooperatives  that provide  electricity to about 40 million homes and operate in 80% of counties in the U.S. The Company has  partnered  with REMCs to provide  broadband  services  to  REMC  customers,  and  to  provide  the  REMCs value-added  services,  such as remote  meter  reading  and fiber  construction.
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

TARGET MARKET: RURAL AREAS AND URBAN CLUSTERS

The Company targets "rural" and small "urban  cluster"  markets,  defined by the
U.S.  Census  Bureau  ("Census  Bureau") as areas with less than 10,000  people.
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

ACQUISITIONS COMPLETED DURING THE YEAR ENDED JULY 31, 2010

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
15 trading day average  closing  price of the  Company's  common shares prior to
March 15, 2010,  being $0.36. The total number of common shares on July 26, 2010 was 176,667.  The purchase price was allocated $10,000 to property and equipment and $50,000 to customers' relationships based on the relative fair values of the
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

BRIGHT CHOICE, INC. (OHIO)

On  March  31,  2010 the  Company  acquired  the  customers'  relationships  and telecommunication network and system assets of Bright Choice, Inc., a subsidiary of Consolidated  Electric  Cooperative,  a rural electric cooperative located in
North Central Ohio.  The total purchase  price was $231,050.  Consideration  was
$220,000  cash and a 5% note for  $11,050.  The  purchase  price  was  allocated
$126,400 to telecommunication network and system assets, $48,600 to vehicles and
$56,050 to  customers'  relationships  based on the relative  fair values of the assets acquired.

DIGITAL SOLUTIONS NETWORK, INC. DBA LIGHTSPEED WIRELESS (OHIO)

On  April  22,  2010 the  Company  acquired  the  customers'  relationships  and telecommunication  network and system assets of Lightspeed  Wireless  located in
Berlin,  Ohio.  The total  purchase  price  was  $1,400,000.  Consideration  was
$700,000  cash,  a note  payable of $50,000 and a long-term  6% note payable for
$500,000 and $150,000 to be paid in common  shares.  The number of common shares will be  determined  based on the 15 trading  day average  closing  price of the
Company's common shares prior to June 21, 2010 being $0.2967 per common share. A total of  505,561  common  shares  are to be  issued;  these  shares are not yet issued. The purchase price was allocated $237,000 to  telecommunication  network
and  system   assets,   $13,000  to  vehicles  and   $1,150,000   to  customers'
relationships based on the relative fair values of the assets acquired.

COMPETITION

Traditionally,  customers  in  Omnicity's  target  markets have had four primary options for  broadband  service,  though not all options  are  available  to all customers, and about 30% of homes are estimated to have no option for broadband.
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
     *    Partnering  with REMCs,  local  governments,  and telcos to accelerate
          Omnicitys market  penetration and help these entities expand services, products and revenues;
     *    Utilizing  available  unlicensed radio technology to build revenue and market  share.  Several  potential  competitors  are  focused on using licensed spectrum to operate.

NETWORKS AND TECHNOLOGY

Service is  delivered  by antennas  deployed on  cellular  and other  commercial towers,  municipally or privately owned  structures  such as water towers,  tall silos and rooftops.  Customers  receive the wireless signal via customer premise equipment (CPE) that currently costs $240 per unit and that is typically mounted on rooftops.  Most  customers with line of sight to the antenna that and who are within 5 miles of the tower can  receive the signal.  Access  points  mounted on each tower can  support  100-150  customers  depending  on the mix of  bandwidth subscriptions and antenna  equipment.  Antennas are connected to Internet access points via  point-to-point  radio and fiber connections  through agreements with fiber carriers and telcos where traffic is backhauled to the Internet  backbone.
Networks  generally are designed in a ring topology to mitigate service failures in the  event  that a  tower  or  network  connection  is  lost.  The  Company's operations are managed through a Network  Operations  Center (NOC) in Rushville,
Indiana,  which also handles  customer  support.  Omnicity can  currently  offer services to homes in about 1/3 of the geography of Indiana.

Currently,   Omnicity   uses   standards-based   wireless   equipment   in   the
license-exempt  900MHz,  2.4GHz and 5.8GHz  spectrum bands,  providing  multiple paths  to  cover  subscribers  in its  markets.  The  Company  is  evolving  its technology and spectrum strategy as it becomes more opportune and cost effective to utilize licensed spectrum and related equipment and is evaluating options for using the 700Mhz,  2.5GHz and 3.65Ghz bands for WIMAX-based  services.  Backhaul from wireless  distribution  points is provided via  point-to-point  radio,  and fiber connections through agreements with backhaul carriers.

MILESTONES
Upon completion of Omnicity's reverse merger transaction on February 17, 2009, a number of milestones have been achieved in the execution of Omnicity's  business strategy:

     *    Completed ten WISP asset purchases.  Including acquisitions,  Omnicity currently has a portfolio of  transmission  rights  covering 452 tower sites located principally in Indiana and Ohio. These markets represent approximately  434,000 households,  approximately 369,000 of which are
          believed  to  be  serviceable  by  line-of-sight   transmissions  from
          Omnicity antenna locations;
     *    The Company's revenues for 2010 increased by $1,750,000 to $3,433,000, an increase of 104%. This significant increase reflects an increase in recurring service revenue from our four acquisitions from 2009 and six acquisitions  from 2010.  Revenues from our first acquisition began in
          February,  2009.  The numbers of  subscribers  increased from 1,800 in
          February,  2009  to  11,500  at  July  31,  2010 by  virtue  of  these acquisitions and organic growth;
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

EMPLOYEES

As of July 31,  2010,  we had a total  of 49 full  time  employees.  None of our employees is subject to a collective bargaining  agreement.  We have experienced no work stoppages and believe that we have good relations with our employees. We also occasionally  utilize the services of independent  contractors to build and install our wireless systems and market our services.

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
FOLLOWING  RISKS.  THE RISKS  DESCRIBED BELOW MAY NOT BE ALL OF THE RISKS FACING
OUR COMPANY.  ADDITIONAL  RISKS NOT  PRESENTLY  KNOWN TO US OR THAT WE CURRENTLY
CONSIDER IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS.  YOU COULD LOSE ALL
OR PART OF YOUR INVESTMENT DUE TO ANY OF THESE RISKS.

RISKS RELATING TO OUR BUSINESS

WE LACK PROFITABLE OPERATIONS.

Omnicity's business commenced in 2003 and substantially all of its revenues have been  generated  by the 10 Indiana  and Ohio WISP  network  infrastructures  and customers'  relationships.  Omnicity has recorded net losses in each of the last four fiscal years ended July 31, 2010,  2009,  2008 and 2007,  due  primarily to
Omnicity's  rapid growth through  acquisitions,  building an  acquisition  team, related administrative costs, public company costs including investor relations, legal and audit, interest and financing expense and charges for depreciation and amortization  of capital  expenditures to develop its wireless  systems.  We may continue  to  experience  net losses  while we develop  and expand our  wireless systems  even if  mature  individual  systems  of our  company  are  profitable.
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

OUR BUSINESS DEPENDS ON LEASES AND MATERIAL  AGREEMENTS WITH UNAFFILIATED  THIRD
PARTIES FOR A  SIGNIFICANT  PORTION OF OUR CUSTOMER  PREMISES  EQUIPMENT AND OUR
WIRELESS TOWER TRANSMISSION RIGHTS.

We are partially dependent on leases with unaffiliated third parties for some of our wireless transmission rights. The remaining terms of most of Omnicity's site leases are approximately three years. Most of these leases provide for automatic renewal of the lease term,  grant a right of first  refusal to the sites  and/or require the parties to negotiate  lease renewals in good faith.  The termination of or failure to renew our  operating  leases  would  result in  Omnicity  being unable to deliver  services from such site to the  households in its  footprint.
For  customer  premises  equipment,  after  three  years,  we have the option of acquiring  the equipment at the then fair market  value.  Such a termination  or failure in a market that we actively serve could have a material  adverse effect on our Company.

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

WE WILL NEED ADDITIONAL FINANCING IN ORDER FOR OUR COMPANY TO GROW.

The growth of our business will require  substantial  investment on a continuing basis to finance capital expenditures and related expenses for subscriber growth and system development.  We will require additional financing to continue to add significant numbers of subscribers to our systems, develop our markets, and make
critical   acquisitions  of  additional  wireless   transmission  assets.  These
activities  may  be  financed  in  whole  or in  part  through  debt  or  equity financings,  operating equipment leases, public and/or private joint ventures or other arrangements. There is no assurance that any additional funds necessary to finance the development and expansion of our wireless  systems will be available on satisfactory  terms and conditions,  if at all. To the extent that any future financing  requirements are satisfied through the issuance of equity securities, investors may experience significant dilution in the net tangible book value per share  of our  common  stock.  The  amount  and  timing  of our  future  capital requirements will depend upon a number of factors,  many of which are not within our  control,  including  service  costs,  capital  costs,  marketing  expenses, staffing levels, subscriber growth and competitive conditions. Failure to obtain any  required  additional  financing  could  adversely  affect the growth of our
Company.

OUR  COMPANY IS  DEPENDENT  ON THE  KNOWLEDGE  AND  EXPERIENCE  OF OUR  EXISTING
MANAGEMENT AND KEY EMPLOYEES.

We are dependent, in large part, on the experience and knowledge of our existing management  team.  The loss of the  services  of any one or more of our  current executive  officers could have a material  adverse effect upon our Company.  Our success is also  dependent  upon our  ability to  attract  and retain  qualified employees to develop and operate our wireless systems.

RISKS RELATING TO OUR INDUSTRY

THE WIRELESS BROADBAND SERVICE PROVIDER INDUSTRY IS HIGHLY COMPETITIVE.

The wireless broadband service provider industry is highly competitive. Wireless systems face or may face competition  from several sources,  such as traditional
hard-wire  companies,   telephone  companies,  satellite  providers,  and  other
alternative   methods  of   distributing   and  receiving   Internet  and  voice
transmissions.  In addition,  within each market,  we may compete with others to acquire rights to transmission sites. Legislative,  regulatory and technological developments  may result in additional and  significant  competition,  including competition from local telephone  companies.  In our existing  systems,  we have targeted  our  marketing to  households  that are not served or  underserved  by traditional  hard-wire  providers  and that have  limited  access to high  speed internet  service from other  sources  (primarily  having access only to dial-up internet  access,  if any).  Accordingly,  we have not  encountered  significant direct  competition from traditional  hard-wire  companies.  No assurance can be given,  however,  that we will  not face  direct  competition  from  traditional hard-wire companies in the future. The standard service offering package offered in each of our existing  systems is  comparable  to that offered by  traditional
hard-wire  operators.   Many  actual  and  potential  competitors  have  greater
financial,  marketing and other resources than our Company.  No assurance can be given that we will compete successfully.

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

WE ARE SUBJECT TO GOVERNMENT REGULATION.

Although much of the microwave  spectrum used by our Company for transmission of our services is not required to be licensed by the FCC, many of the  frequencies that we may use in the future are highly regulated.  We cannot predict precisely what effect any potential regulations may have on our Company.

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

RISKS RELATING TO OUR COMMON STOCK

OUR  STOCKHOLDERS  MAY  EXPERIENCE  DILUTION  AS A  RESULT  OF OUR  ISSUANCE  OF
ADDITIONAL COMMON STOCK OR THE EXERCISE OF OUTSTANDING  WARRANTS AND CONVERTIBLE
SECURITIES.

We have entered into  commitments  to issue common stock  pursuant to issued and outstanding warrants and other convertible  securities,  which would require the issuance of additional  common stock,  and we may grant share purchase  warrants and stock  options at any point in the future.  The  conversion  of  convertible securities  or the  exercise  of share  purchase  warrants  or  options  and the subsequent  resale of such common  stock in the public  market  could  adversely affect the  prevailing  market price and our ability to raise equity  capital in the future at a time and price which we deem  appropriate.  Any share  issuances
from  our  treasury   will  result  in   immediate   dilution  to  our  existing
stockholders.

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

THERE IS A LIMITED TRADING MARKET FOR OUR COMMON STOCK, AND OUR INVESTORS MAY BE
UNABLE TO SELL THEIR SHARES.

We  have  a  limited   trading   market   for  our   common   stock  on  FINRA's
Over-the-Counter  Bulletin Board  ("OTCBB").  As a result,  investors may not be able to sell the shares of our common  stock  that they have  purchased  and may lose all of their investment.

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

A DECLINE IN THE PRICE OF OUR COMMON  STOCK  COULD  AFFECT OUR  ABILITY TO RAISE
FURTHER WORKING CAPITAL AND ADVERSELY IMPACT OUR OPERATIONS.

A decline in the price of our common  stock could  result in a reduction  in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Because our operations to date have been principally financed through the sale of equity securities and the issuance of debt and debt securities,  a decline  in the price of our common  stock  could have an adverse effect upon our  liquidity  and our  continued  operations.  A reduction  in our ability to raise  equity  capital in the  future  would have a material  adverse effect upon our business plan and operations,  including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional  capital or generate  funds from  operations  sufficient  to meet our obligations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease, on a month to month basis, our executive and operations offices. These offices are located together at 807 South State Rd 3, Rushville, Indiana, U.S.A.
We also lease, on a month to month basis, small warehouse  facilities that house certain smaller segments of our operations including spare parts to our system.

We also own 100% of the issued and outstanding shares of Omnicity, Incorporated, an Indiana corporation, which is our sole operating subsidiary.

ITEM 3. LEGAL PROCEEDINGS

The Company has been served with a Complaints  filed with the Rush Circuit Court in the State of Indiana  dated August 25, 2010.  The  plaintiff  has made claims against the Company for failure to make required  installment payments that were due pursuant to promissory  notes. The Company has recorded all debt relating to this claim as a current  liability.  On September  14, 2010 the Company filed an
Appearance and Notice of Extension of Time to answer the Complaint.  On November
8, 2010 the  Company  filed an  Answer to this  Complaint.  This  Answer  denied certain  allegations due to breach by the vendor of the Asset Purchase Agreement entered into. The Company expects to receive a favorable outcome.

The Company has been served with a Complaint  filed with the Rush Circuit  Court in the State of Indiana dated  September 1, 2010.  The plaintiff has made claims against the Company for failure to make required  installment payments that were due pursuant to promissory  notes. The Company has recorded all debt relating to this claim as a current  liability.  On September  14, 2010 the Company filed an
Appearance and Notice of Extension of Time to answer the Complaints. The Company is in the  process of filing an Answer to this  Complaint  which will  include a denial of certain  allegations due to breach by the vendor of the Asset Purchase
Agreement and expects to receive a favorable outcome.

The Company has been served with a Complaint  filed with the Holmes County Court in the State of Ohio dated  September  16, 2010.  The  plaintiff has made claims against the Company for failure to make required  installment payments that were due pursuant to promissory  notes. The Company has recorded all debt relating to this claim as a current  liability.  On November  8, 2010 the  Company  filed an
Answer  and  Counterclaim   with  the  Holmes  County  Court.  This  Answer  and
Counterclaim  includes  counterclaims  for various damages,  including  punitive damages,  suffered  by the  Company  and also seeks an  injunction.  The Company expects to receive a favorable outcome.

ITEM 4. (REMOVED AND RESERVED)

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

QUARTER ENDED                   HIGH BID               LOW BID
-------------                   --------               -------
July 31, 2010                    $0.36                  $0.11

April 30, 2010                   $0.40                  $0.25

January 31, 2010                 $0.41                  $0.22

October 31, 2009                 $0.62                  $0.35

HOLDERS

As of November 17, 2010, we had approximately 700 shareholders of record.

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

Effective on March 31, 2010 we issued 5,000 common  shares to one  individual to complete the purchase of a vehicle pursuant to a Bill of Sale dated November 19,
2009.  We relied on an exemption  from  registration  under the  Securities  Act provided by Section 4(2) thereof.

Effective  on March 31, 2010 we issued  5,714  common  shares to one  individual complete a Letter  Agreement  to settle a claim.  We relied on  exemptions  from registration  under the Securities Act provided by Rule 506 for U.S.  accredited investors.

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

Effective  on July 26,  2010,  we issued a total of 166,667  common  shares from treasury to two  individuals to complete the common share portion to complete an
Asset Purchase Agreement at an agreed price of $0.36 per common share. We relied on exemptions  from  registration  under the Securities Act provided by Rule 506 based on representations and warranties provided by the individuals.

NO REPURCHASES

Neither  we nor any of our  affiliates  have made any  purchases  of our  equity securities during the fourth quarter of our fiscal year ended July 31, 2010.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller  reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

The  following  discussion  of our  financial  condition,  changes in  financial condition,  plan of  operations  and  results  of  operations  should be read in conjunction with (i) our audited  consolidated  financial  statements as at July
31, 2010 and 2009 and (ii) the section entitled  "Business",  included in Item 1 in this Form 10-K Annual Report.

The  discussion   contains   forward-looking   statements  that  involve  risks,
uncertainties  and  assumptions.  Our actual results may differ  materially from those  anticipated  in these  forward-looking  statements  as a  result  of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this Annual Report.

PLAN OF OPERATIONS

Our business plan is to be a rural  wireless  internet  service  provider in the
United  States  through  a  consolidation  strategy  and  organic  growth of all acquired business units and to partner with REMCs,  Telcos and local governments for  nationwide  marketing.  We also plan to partner with  regional and national telecommunication  companies  for the  delivery of voice  services  and complete negotiations  and  logistics of DirecTV  resell  agreements.  We further plan to partner with local governments to provide essential  services,  including mobile internet for emergency mobile  communications,  fire and police and to establish new utility  applications such as automated meter reading. We plan to bring WISP based services to rural America  through three  distinct  market  channels:  (1)
Telco  and  Electric  partnerships,  (2)  strategic  acquisitions  and (3) local government and private enterprise partnerships.

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

OUR PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS IS TO:

     *    develop  and expand,  through  organic  growth,  the  subscriber  base through our sales and  marketing  programs,  to increase our number of sales  teams in the  field,  and to launch new  marketing  initiatives tailored to specific markets;
     *    acquire,  and transition into our operations  assets of competing WISP operators and expand our network in Indiana , Ohio,  and other states, connecting  these  network  clusters  by July 31,  2011  and  continue expansion  into all of Midwest USA by identifying  strategic  regional acquisitions;
     *    launch the next generation of WiMax equipment in all new builds and in all  rebuild  opportunities  to  standardize  Omnicity  networks  with carrier grade deployments;
     *    increase  operational cash flow to over $250,000 per month and build a liquidity floor under operations of $200,000 minimum by July 31, 2011;
     *    continue  to  partner  with  Rural  Electric  Membership  Cooperatives
          "REMCs",  local and  State  governments,  Rural  Telcos  and  Original
          Equipment  Manufacturers  "OEMs" to efficiently  and cost  effectively expand our network across rural America; and
     *    develop and expand our service  offerings to become a total  broadband solution including VOIP and video.

FUTURE FINANCING REQUIREMENTS

At July 31,  2010,  we had cash of  $39,000  and a working  capital  deficit  of
$3,810,000.  Approximately  $4 million was injected into the Company  during the year ended July 31,  2010.  We estimate  that  approximately  $6 million will be required  during the twelve months ended July 31, 2011 to finance our short-term working  capital  deficit and to finance the  expansion  of, and the addition of subscribers  through  acquisition  to, our existing  and to be acquired  network infrastructures.  A total of $1 million  will be required  for  working  capital purposes,  $1.5 million for organic  growth and $3.5  million for  acquisitions.
Upon closing our second large acquisition in Ohio at the end of March, 2010, and with a reduction of employees,  we became  operationally  cash flow positive and will  require no  additional  funds to  finance  operational  deficits.  We will continue to seek a combination of equity and long-term debt financing as well as other  traditional  cash flow and asset backed  financing to meet our  financing needs and to reduce  our  overall  cost of  capital.  Additionally,  in order to accelerate our growth rate and to finance general corporate  activities,  we may supplement  our existing  sources of funds with  financing  arrangements  at the operating system level or through additional borrowings, joint ventures or other off balance sheet  arrangements.  As a further capital resource,  we may sell or lease  certain  wireless  rights or assets  from our  portfolio  as  appropriate opportunities become available.  However, there can be no assurance that we will be able to obtain any additional financing, on acceptable terms or at all.

CURRENT FINANCING ARRANGEMENTS

We are  currently  in  negotiations  to raise $1 million  to $3 million  under a capital  lease  program with  private  investors  to fund our  acquisitions  and organic  growth.  We expect to close this financing by December 31, 2010. We are also in negotiations to raise $2.5 million in equity with private investors.  In addition to the proposed equity injection of $2.5 million,  expected to complete by December  31,  2010,  a  commitment  for three  additional  tranches of $2. 5 million,  $7.5 million in total, will be made. These additional  financings will be in the form of convertible debentures to be funded when the Company needs the funds.

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

YEAR ENDED JULY 31, 2010 AND 2009

The following  table sets forth certain  financial  information  relating to the
Company for the Year ended July 31, 2010  ("2010")  and July 31, 2009  ("2009").
The financial  information  presented has been rounded to the nearest thousand $
and is derived from the audited consolidated financial statements included under
Item 8 in this Form 10-K.

                                               2010             2009
                                            ----------       ----------
                                                $                $
Sales, net                                   3,475,828        1,684,350
                                            ----------       ----------
Expenses:
  Service costs                                225,876           30,712
  Plant and signal delivery                  1,511,067          967,406
  Marketing and sales                           17,806           45,375
  General and administration                   940,398          744,616
  Salaries and benefits                      2,128,760        1,276,016
  Stock based compensation                          --          289,629
  Depreciation and amortization                845,083          536,113
                                            ----------       ----------
      Total Expenses                         5,668,990        3,889,867
                                            ----------       ----------

Loss from Operations                        (2,193,162)      (2,205,517)
                                            ----------       ----------
Other Income (Expense):
  Other income                                 216,667               --
  Gain on sale of assets, net                   30,719               --
  Financing expense                           (161,547)        (190,039)
  Interest                                    (374,968)        (241,096)
                                            ----------       ----------
      Total Other Income (Expense)            (327,867)        (431,135)
                                            ----------       ----------

Net Loss                                    (2,521,029)      (2,636,652)
                                            ==========       ==========

Net Loss per Share - Basic and Diluted            (.06)            (.08)
                                            ==========       ==========

Weighted Average Shares Outstanding -
 Basic and Diluted                          41,737,000       34,160,000
                                            ==========       ==========

The  following  discussion  should  be  read in  conjunction  with  the  audited consolidated  financial statements  (including the notes thereto) included under
Item 8 in this Form 10-K.

REVENUES

The Company's  revenues for 2010  increased by $1,792,000 to $3,476,000  (2009 -
$1,684,000) an increase of 106%. This significant  increase reflects an increase in installation  revenues for 2010 which increased by $129,000 to $203,000 (2009
-  $74,000)  and an  increase  in  recurring  service  revenues  for 2010  which increased by $1,663,000 to $3,273,000  (2009 - $1,610,000)  an increase of 103%.
These  significant  increases were achieved  mainly through our five  additional acquisitions  folded in from  August 1, 2009  through  July 31, 2010 and through organic  growth,  which is increasing at a rapid rate. The number of subscribers increased  from  5,200 to 11,500  during  the year  ended  July 31,  2010.  This subscriber count does not differentiate a subscriber,  for example,  one school, hospital or business  subscriber is counted as one subscriber.  On an equivalent subscriber unit basis we increased our equivalent subscribers from 5,586 at July
31, 2009 to 12,350 as at July 31, 2010.  This is important to note because going forward the Company will be adding schools,  hospitals and business  accounts at an accelerated rate. During the first 9 months of the fiscal year ended July 31,
2009 the Company had 1,800 subscribers, during the final 3 months of fiscal 2009 the Company added 3,400 subscribers  mainly through five acquisitions  completed during that period. The Company receives revenue mainly from monthly service and modem rental fees collected  from its  subscribers.  The Company's  installation revenue,  while representing 6% of revenues  currently,  is expected to increase rapidly as we complete  current  financing  arrangements  and,  as a result,  we expand our marketing efforts.  The Company also receives web hosting fees, fiber construction project fees and late fees which together represent less than 1% of total revenue.  The Company expects  revenues to increase rapidly as a result of organic growth,  planned  acquisitions  and increase in average revenue per unit
("ARPU").

OPERATIONAL EXPENSES

Operational expenses include service costs, plant and signal delivery, marketing and sales,  general and  administration  and salaries and benefits,  stock based compensation and depreciation and amortization.

SERVICE COSTS include the cost of billing and collection, the cost of buying DSL service  and the cost of  providing  Lifeline  and  satellite  services in Ohio.
During 2010,  service costs  increased by $195,000 to $226,000 (2009 - $31,000).
This increase was due mainly to the acquisition of Bright Choice,  Inc. in Ohio.
Approximately  two-thirds  of Bright  Choice  revenue  comes from  satellite and
Lifeline services which started in April,  2010. The increase also comes from an increase in the number of customers accounts offset by a decrease in the cost of collection.

PLANT AND SIGNAL  DELIVERY  expenses  include the rental of towers,  the cost of internet  transmission  ("backhaul")  the cost of  installing  equipment  on the towers and at customers'  premises  ("housedrops") and the operating lease costs of housedrop or tower  equipment.  We currently have a portfolio of transmission rights covering 452 tower sites located  principally in Indiana and Ohio.  These markets represent  approximately  434,000 households,  approximately  369,000 of which  are  believed  to be  serviceable  by  line-of-sight  transmissions  from
Omnicity  antenna  locations.  During 2010,  plant and signal delivery  expenses increased by $543,000 to $1,511,000  (2009 - $967,000),  an increase of 56%. The increase in revenues was 106% during this period.  As  subscribers  are added to the network the  incremental  cost of providing our signal to that subscriber is lower.  This  increase  was due mainly to the  increase  in the number of towers under rental arrangements, the amount of backhaul needed to service the increase in  subscribers,  the increase in tower and customer  premises  equipment  being leased  pursuant to operating  lease  arrangements  and the increase in customer installations.  Plant and signal delivery costs per customer will  significantly decrease as the Company  populates its towers with  customers.  The Company,  on average,  has a  penetration  of  approximately  4% of homes passed  whereas the minimum target  penetration is at least 20% (>74,000  subscribers)  which is the penetration rate in the Wabash REMC coverage area.

MARKETING AND SALES expenses  include REMC fees,  advertising and preparation of marketing  materials.  During 2010,  marketing and sales  expenses  decreased by
$28,000  to  $18,000  (2009-  $45,000).   In  2009  the  Company  paid  contract
commissions for sales of $25,000  whereas none were paid in 2010.  Marketing and sales expenses are expected to significantly increase during 2011 as the Company increases its marketing  plan to  significantly  increase  organic  growth.  The
Company  now has four  full-time  sales  people,  which  costs are  included  in salaries and  benefits.  In December,  2009, we upgraded our marketing and sales models which increased new  installations  from 50 during December,  2009 to 155 during January,  2010 and 220 during  February,  2010. Our current growth,  on a month over month  basis,  is 35% which is expected to increase  once  sufficient growth financing is secured.

GENERAL AND  ADMINISTRATION  expenses include  professional fees (legal,  audit, accounting and outside professional  consulting),  investor relations consulting fees, office expenses (including rent,  property tax,  utilities,  telephone and insurance),  travel and automobile,  software fees and fees associated with late payments and bank  charges.  During 2010,  general and  administration  expenses increased by $195,000 to $940,000 (2009 - $745,000),  an increase of 26%. Travel and automobile  costs held constant at $98,000 whereas fees associated with late payments  and bank  charges  decreased  by $32,000 to $43,000.  Telephone  costs increased by $30,000;  insurance,  mainly D&O  insurance,  increased by $33,000, rent increased by $42,000,  investor  relations  expenses  increased by $14,000, annual  property taxes increased by $27,000 and  professional  fees increased by
$81,000.  These  increases are mainly due to expanding our  subscriber  base and being a public company during 2010 versus a private  company during the majority of 2009.  There are significant  additional costs associated with being a public company including legal costs, auditing, investor relations and regulatory fees.
As the Company  expanded  into Ohio it picked up a small  portion of general and administrative  expenses,  however,  the additional  expenses are  significantly lower on an  incremental  basis.  General and  administration  expenses  are not expected to increase  significantly in 2011 in relation to increased revenue. As the Company grows,  general and  administration  expenses  become  significantly lower on a percentage of revenue basis.

SALARIES AND BENEFITS for 2010 have increased by $853,000 to $2,129,000  (2009 -
$1,276,000)  and increase of 67% while revenue  increased by 104%. This increase is mainly  due to the  additional  costs  associated  with  hiring of senior and middle management to oversee the acquisition, marketing, financial reporting and operations  teams. The Company went from 25 employees during the year ended July
31, 2009 to as high as 68 employees at its peak at April 309,  2010.  This staff has been  rationalized and the staffing levels have been lowered to 49 full-time employees  as at July 31,  2010.  The Company  does not expect to  increase  its number of employees  significantly during 2011, except for certain key people to be brought on as a result of acquisitions and increasing the number of marketing teams we have in  current  and new  regions  brought  on  through  acquisitions.
Installations are now contracted out to an independent  contractor.  The Company continues to upgrade its employees as better trained  personnel become available through acquisitions.

STOCK BASED  COMPENSATION  of $290,000 was charged to  operations  on January 2,
2009 with no corresponding charge during 2010.

DEPRECIATION AND AMORTIZATION for 2010 increased by $309,000 to $845,000 (2009 -
$536,000).  This  increase  was  attributed  to an increase in  amortization  of customers'  relationships  of  $229,000 to  $334,000  (2009 -  $105,000)  and an
increase in depreciation of our network system, automobiles, software and office equipment of $80,000 to $511,000.

OTHER INCOME AND EXPENSE

INTEREST  EXPENSE for 2010  increased by $134,000 to $375,000 (2009 - $241,000).
The increase  was a result of increased  short-term  and  long-term  debt levels offset by an  overall  reduction  in the cost of debt to 6.8%  achieved  through negotiations  with all  creditors.  During  the  year  ended  July 31,  2010 the
Company's  cost of short-term  and long-term  debt  decreased by 2% to 6.8% from
8.8%.  Interest  expense will increase in 2010 as the Company plans to finance a portion of its growth through the issuance of debt instruments. The Company will also issue  short-term  and  long-term  notes as part  consideration  of planned acquisitions.

FINANCING  EXPENSES  are  costs  associated  with  consultants  hired to  secure additional debt and/or equity  financing for the Company.  Once equity financing is secured the related  cost will reduce the  proceeds of the equity  instrument issued.  Financing  expense for 2010  decreased  by $28,000 to $162,000  (2009 -
$190,000).  The  decrease  was a result of the Company  not issuing  warrants to secure customer premises equipment leasing  arrangements during 2010 whereas the
Company recorded  $190,000 in 2009 for warrants  committed to be issued pursuant to an equipment leasing arrangement.  The financing expense relates to financial consultants hired to assist the Company in raising capital..

GAIN ON SALE OF  ASSETS,  NET  included  a gain of  $41,000  offset  by an asset write-off of $10,000.  During 2010 the Company received $225,000 from a director of the Company  pursuant to a sale of towers to the  director.  The towers had a net book value of $184,000 and the Company  recorded a gain on sale of assets of
$41,000  (2009 - $nil).  During  2010 the  Company  had  written-off  a  $10,000 non-refundable deposit on a 2008 planned acquisition that did not complete.

OTHER INCOME  included  accounts  payable  written-off of $178,000 and a gain on reversal of accounts receivable credits not used of $39,000 (2009 - $nil).

NET LOSS

The net loss for 2010  decreased by $100,000 to $2,487,000  (2009 - $2,637,000).
This  decrease in loss was due to the 104% while  expenses  increased at a lower rate  and will  continue  to  increase  at an  incrementally  lower  rate,  as a percentage of revenue, as we expand through  acquisitions and organic growth. To highlight  this trend our net loss for quarter  four of fiscal 2010 was $517,000 and our fourth quarter earnings before interest,  income taxes, depreciation and amortization ("EBITDA") was negative $17,000 ($1,186,000 for all of 2010).

LIQUIDITY AND CAPITAL RESOURCES

The Company completed its acquisition of Omnicity,  Incorporated on February 17,
2009.  Prior to this the Company was a dormant early  exploration  stage company with no operations.  Since then, the Company's  acquisition and transition teams have acquired and folded in ten WISP's increasing its subscriber base from 1,800 to 11,500 as at July 31, 2010. See  discussion  under  "Revenues"  above for our increase in cash flow from our customers.

                                        July 31, 2010       July 31, 2009
                                        -------------       -------------
                                              $                   $

     Cash                                    39,000            159,000

     Working Capital (Deficiency)        (3,810,000)        (2,585,000)

     Total Assets                         5,851,000          3,350,000

     Total Liabilities                    7,095,000          4,424,000

     Stockholders' Deficit               (1,244,000)        (1,074,000)

Long-term  debt  principal  repayments of $4,387,000  are due over the next five years are as follows:

     Year           $                    Year               $
     ----          ---                   ----              ---
     2011      1,455,000                 2014            175,000
     2012      1,135,000                 2015          1,032,000
     2013        189,000                 Thereafter      401,000

CASH TO OPERATING ACTIVITIES

During the year ended 2010,  operating  activities used cash of $968,000 (2009 -
$1,131,000).  Our  loss  for  2010 was  $2,487,000  (2009 -  $2,637,000),  which included a non-cash  outlay for  interest  expense  accreted of $61,000  (2009 -
$nil),  a financing  charge of $5,000  (2009 - $190,000,  expenses  settled with equity or debt $179,000 (2009 - $82,000) an asset written-off of $10,000 (2009 -
$nil), a gain on accounts payable  written-off of $144,000 (2009 - $nil), a gain on  sale  of  tower  equipment  of  $41,000  (2009  -  $nil),  depreciation  and amortization  of  $845,000  (2009  -  $536,000),  and  a  non-cash  stock  based compensation  expense  of $nil  (2009 -  $290,000);  for a net cash  outflow  of
$1,622,000  (2009 - $1,539,000)  before changes in working  capital  items.  Our accounts  receivable  have  increased  by $195,000  (2009 - $23,000)  due to our increase  in  customer  base in Indiana  during 2009 and Indiana and Ohio during
2010.  Prepaid  expenses  decreased  by $9,000  (2009 - $34,000).  Our  accounts payable and accrued liabilities have increased by $851,000 (2009 - $484,000) due to our operations being partially financed by our creditors. We plan to decrease our reliance on creditor support as we secure additional financing.

CASH TO INVESTING ACTIVITIES

Our business is a capital intensive business.  Since inception,  the Company has expended funds to lease or otherwise acquire transmission site rights in various locations and markets,  to construct the existing network tower  infrastructures and house drops to the  customers'  premises  and to finance  initial  operating losses. The Company intends to expand the existing systems and launch additional wireless systems and will require additional funds. The Company estimates that a launch by it of a  wireless  internet  provider  system  in a typical  new tower location will involve the expenditures for wireless internet system transmission equipment and incremental installation costs per subscriber for customer premise equipment.  As a result  of these  costs,  operating  losses  are  likely  to be incurred by a system during the roll-out period.

During 2010, investing activities used net cash of $2,159,000 (2009 - $146,000).
We acquired,  through asset purchase agreements and equipment  purchases,  tower and customers'  premises  equipment totaling  $1,636,000,  net of sale leaseback proceeds  of  $225,000  (2009 -  $165,000,  net of sale  leaseback  proceeds  of
$689,000).  We  acquired  customers'   relationships,   through  asset  purchase
agreements,  totaling  $1,466,000;  cash consideration was $518,000 and non-cash consideration was $948,000.

CASH FROM FINANCING ACTIVITIES

During  2010,   financing   activities  provided  cash  of  $3,787,000  (2009  -
$1,662,000). Proceeds of $1,020,000 was received from common stock subscriptions
(2009 -  $1,105,309).  During 2010,  proceeds of $602,000 (2009 - $411,000) were received from short-term  loans and $2,160,000  (2009 - $145,000) from long-term debt.  A total of  $684,000 of  short-term  debt  became  long-term  debt due to renegotiations  with note holders.  We repaid  $780,000  (2009 - $2,196,000)  of short-term debt, long-term debt and capital lease obligations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the  date  of this  report,  the  Company  and  its  subsidiary,  Omnicity
Incorporated,  do not have any off-balance  sheet  arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes of financial  condition,  revenues or expenses,  results of  operations, liquidity,  capital  expenditures  or capital  resources  that are  material  to investors.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

FAIR VALUE

The Company's  financial  instruments  consist  principally of notes payable and convertible  debentures.  Notes payable and convertible debentures are financial liabilities  with  carrying  values that  approximate  fair  value.  The Company determines the fair value of notes payable and convertible  debentures  based on the effective  yields of similar  obligations.  The Company  believes all of the financial  instruments' recorded values approximate fair market value because of their nature and respective durations.

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

Level 1 -  Valuations  based on quoted  prices in active  markets for  identical assets or liabilities that an entity has the ability to access.

Level 2 - Valuations  based on quoted prices for similar assets or  liabilities, quoted  prices for  identical  assets or  liabilities  in  markets  that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3 - Valuations  based on inputs that are  supported by little or no market activity  and  that  are  significant  to  the  fair  value  of  the  assets  or liabilities.

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

CONCENTRATION OF BUSINESS AND CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist  principally of accounts  receivable.  The Company reviews a customer's  credit history  before  extending  credit.  There were no individual customers with balances in excess of 10% of the accounts receivable or net sales balances at July 31, 2010 and 2009.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, less accumulated depreciation based on
estimated  useful  lives  utilizing  the  straight-line   method.   The  Company
capitalizes   costs   associated  with  the  construction  of  new  transmission
facilities.   Capitalized  construction  costs  include  materials,   labor  and
interest.  The Company's methodology for capitalization of internal construction labor and internal and  contracted  third party  installation  costs  (including materials) utilizes actual costs.  Materials and external labor costs associated with  construction  activities are capitalized  based on amounts invoiced to the
Company by third parties.

Computers and wireless  equipment also consists of spare  equipment and supplies not put in use such as  radios,  antennas,  cable  and wire and is stated at the lower of cost (first-in,  first-out basis) or market. The carrying value of such equipment  was $392,132  (2009 - $234,867).  The spare  electronic  equipment is maintained  to  provide  replacement  parts  when and if needed in a short  time period to provide  minimal  service  disruption  to  customers in the event of a parts  failure  and to install new  customers'  premises  equipment  timely when ordered. Spare equipment and supplies are not depreciated until put into use.

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
Furniture and fixtures                         7 years
Vehicles                                       5 years
Software                                       3 years

The  Company  periodically  evaluates  the  useful  lives  of its  property  and equipment.  The  Company's  property and  equipment  is reviewed for  impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying  amount to the  future  net  undiscounted  cash  flows  expected  to be generated by the related  assets.  If such assets are considered to be impaired, the  impairment to be  recognized  is measured by the amount the carrying  value exceeds the fair market value of the assets.  No impairment was recorded at July
31, 2010 or 2009.

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

REVENUE RECOGNITION

The  Company  charges  a  recurring  subscription  fee  for  providing  wireless broadband  services to its  subscribers.  Revenue from service is  recognized as
monthly   services  are  rendered  in  accordance   with   individual   customer
arrangements.  Credit risk is managed by  disconnecting  services  to  customers whose accounts are delinquent for a specified  number of days.  Consistent  with
SFAS No. 51, installation revenue obtained from the connection of subscribers to the system is recognized in the period installation services are provided to the extent of related  direct selling  costs.  Any remaining  amount is deferred and recognized  over the  estimated  average  period that  customers are expected to remain  connected  to the system.  From time to time,  the  Company  enters into
barter  arrangements   whereby  it  provides  certain  customers  with  wireless
broadband  services  in  exchange  for use of  towers  and  equipment  owned  by customers.  Revenue and expenses recorded under barter  arrangements was $99,336
(2009 - $66,851).

STOCK-BASED COMPENSATION

The  Company  accounts  for  stock-based  compensation  in  accordance  with the provisions of SFAS No. 123(R), "SHARE BASED PAYMENTS".  The Company measures the cost of employee  services in exchange for an award of equity  instruments based on the grant-date  fair value.  On January 2, 2009 the Company issued  1,655,009
Omnicity,  Incorporated common shares valued at $289,629 to certain employees as a  performance  bonus.  There is no stock  option  plan  adopted by the Board of
Directors.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic loss per share is computed by dividing  net loss by the  weighted  average number of common  shares  outstanding  for the year.  Diluted  loss per share is computed by dividing net loss by the weighted  average  number of common  shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent  shares  outstanding at April 30, 2010 and 2009 that have been  included  in dilutive  loss per share calculation as the effects would have been  anti-dilutive.  There were no common equivalent shares  outstanding at July 31, 2010 and 2009 that have been included in  dilutive  loss  per  share  calculation  as  the  effects  would  have  been anti-dilutive.  There are no stock options issued and outstanding as at July 31,
2010 and 2009.  Total  potentially  dilutive  common  shares,  relating to stock purchase  warrants issuable in the future, as at July 31, 2010 totals 10,666,730 including  5,614,929  common  shares  issuable  on  the  exercise  of  warrants,
4,285,714  common shares  issuable if the  $1,500,000  convertible  debenture is converted  into common shares at $0.35 per share and 766,087 common shares to be issued in connection with the completion of two asset purchase agreements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller  reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Omnicity Corp.
Rushville, Indiana

We have audited the accompanying  consolidated  balance sheets of Omnicity Corp.
("the  Company")  as of July 31,  2010 and  2009  and the  related  consolidated statements of operations,  changes in  stockholders'  deficit and cash flows for the years then ended.  These financial  statements are the responsibility of the
Company's  management.  Our  responsibility  is to  express  an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material  respects,  the financial position of Omnicity Corp. as of July 31,
2010 and 2009,  and the  results  of its  operations  and its cash flows for the years then ended in conformity with accounting  principles generally accepted in the United States.

The  accompanying  financial  statements  have been  prepared  assuming that the
Company  will  continue  as a  going  concern.  As  discussed  in  Note 1 to the financial statements, the Company has suffered recurring losses and had negative working  capital as at July 31,  2010 that  raise  substantial  doubt  about the
Company's ability to continue as a going concern.  Management's  plans in regard to these matters are also  described in the Note 1. The financial  statements do not  include  any  adjustments  that  might  result  from  the  outcome  of this uncertainty.

/s/ Weaver & Martin, LLC
-----------------------------------
Weaver & Martin, LLC
Kansas City, Missouri
November 17, 2010

Omnicity Corp.
Consolidated Balance Sheets
As at July 31, 2010 and 2009

                                                                         2010                   2009
                                                                     ------------           ------------
                                                                          $                      $
                                                                                        (Restated - Note 17)
                                     Assets

Current Assets:
  Cash                                                                     39,405                159,119
  Accounts receivable, net                                                273,387                 78,007
  Other receivable                                                             --                  5,000
  Prepaid expenses and deposits                                            14,409                114,173
                                                                     ------------           ------------
      Total Current Assets                                                327,201                356,299

Property and Equipment (Note 3)                                         2,425,092              1,022,675
Deposits and Other Assets (Note 4)                                        125,094                129,886
Customers' Relationships (Note 5)                                       2,973,713              1,841,247
                                                                     ------------           ------------

      Total Assets                                                      5,851,100              3,350,107
                                                                     ============           ============
                      Liabilities and Stockholders' Deficit

Current Liabilities:
  Accounts payable                                                      1,267,413                838,336
  Accrued liabilities (Note 7)                                            398,410                276,563
  Short-term notes payable (Note 8)                                       942,050              1,222,716
  Current portion of long-term debt (Note 9)                            1,455,137                511,521
  Current portion of capital lease obligations (Note 13)                   74,569                 50,147
  Deferred revenue                                                             --                 42,000
                                                                     ------------           ------------
      Total Current Liabilities                                         4,137,579              2,941,283

Capital Lease Obligations (Note 13)                                        25,929                 46,868
Long-term Debt (Note 9)                                                 2,931,844              1,436,053
                                                                     ------------           ------------
      Total Liabilities                                                 7,095,352              4,424,204
                                                                     ------------           ------------
Nature of Operations and Continuance of Business (Note 1)
Commitments (Note 13)
Legal Proceedings (Note 15)

Stockholders' Deficit:
  Common Stock, par value $.001, 1,540,000,000 shares
   authorized, 43,445,418 and 38,018,382 issued and
   outstanding, respectively (Note 11)                                     43,445                 38,018
  Common Stock Subscribed and/or Reserved (Note 11 (m))                   232,500                641,594
  Additional Paid-in Capital                                            8,650,151              5,929,479
  Deficit                                                             (10,170,348)            (7,683,188)
                                                                     ------------           ------------
      Total Stockholders' Deficit                                      (1,244,252)            (1,074,097)
                                                                     ------------           ------------

      Total Liabilities and Stockholders' Deficit                       5,851,100              3,350,107
                                                                     ============           ============

      (See accompanying notes to these consolidated financial statements)

Omnicity Corp.
Consolidated Statements of Operations
For the Years Ended July 31, 2010 and 2009

                                                   2010                       2009
                                                ----------                 ----------
                                                    $                          $
                                                                     (Restated - Note 17)

Sales, net                                       3,475,828                  1,684,350
                                                ----------                 ----------
Expenses:
  Service costs                                    225,876                     30,712
  Plant and signal delivery                      1,511,067                    967,406
  Marketing and sales                               17,806                     45,375
  General and administration                       940,398                    744,616
  Salaries and benefits                          2,128,760                  1,276,016
  Stock based compensation                              --                    289,629
  Depreciation and amortization                    845,083                    536,113
                                                ----------                 ----------
      Total Expenses                             5,668,990                  3,889,867
                                                ----------                 ----------

Loss from Operations                            (2,193,162)                (2,205,517)
                                                ----------                 ----------
Other Income (Expense):
  Other income                                     216,667                         --
  Gain on sale of assets, net                       30,719                         --
  Financing expense (Note 12 (a))                 (166,416)                  (190,039)
  Interest                                        (374,968)                  (241,096)
                                                ----------                 ----------
      Total Other Income (Expense)                (293,998)                  (431,135)
                                                ----------                 ----------

Net Loss                                        (2,487,160)                (2,636,652)
                                                ==========                 ==========

Net Loss per Share - Basic and Diluted                (.06)                      (.08)
                                                ==========                 ==========

Weighted Average Shares Outstanding -
 Basic and Diluted                              41,737,000                 34,160,000
                                                ==========                 ==========

       (See accompanying notes to these consolidated financial statements)

Omnicity Corp.
Consolidated Statement of Changes in Stockholders' Deficit
For The Years Ended July 31, 2010 and 2009

                                                                                 Additional   Common
                                                           Common                 Paid-in     Stock
                                                           Stock        Amount    Capital   Subscribed   Deficit       Total
                                                           -----        ------    -------   ----------   -------       -----
                                                             #            $          $          $           $            $

Balance, July 31, 2008 (Restated - Note 15)               5,501,355    3,383,487         --        --   (5,046,536)  (1,663,049)
Stock issued for cash on September 19, 2008                  11,112        5,000         --        --           --        5,000
Stock issued for cash on October 16, 2008                     1,429          500         --        --           --          500
Stock issued to settle debt on October 31, 2008           1,087,335      383,386         --        --           --      383,386
Stock awards to employees on January 2, 2009              1,655,009      289,629         --        --           --      289,629
Recapitalization Transactions - February 17, 2009                --           --         --        --           --           --
  Shares acquired by Omnicity Corp.                      (8,256,240)  (4,062,002) 4,062,002        --           --           --
  Shares of Omnicity Corp.                               43,967,007       43,967    (43,967)       --           --           --
  Cancellation of founders shares                       (33,880,000)     (33,880)    33,880        --           --           --
  Shares issued to shareholders of Omnicity,
   Incorporated to effect the recapitalization           23,000,000       23,000    (23,000)       --           --           --
  Net liabilities assumed of Omnicity Corp.                      --           --   (168,352)       --           --     (168,352)
Stock issued for acquisition of assets                    1,973,988        1,974    890,726        --           --      892,700
Stock issued for cash pursuant to a Unit and Unit for
 debt private placement at $0.35 per Unit                 2,607,387        2,607    909,978        --           --      912,585
Stock issued pursuant to an investor relations contract     350,000          350    123,900        --           --      124,250
Share issuance costs                                             --           --    (52,595)       --           --      (52,595)
Warrants issued pursuant to a Master Lease Agreement             --           --    196,907        --           --      196,907
Asset acquisition consideration to be paid in common
 shares as at July 31, 2010                                      --           --         --   164,000           --      164,000
Common stock subscribed for                                      --           --         --   477,594           --      477,594
Net loss (Restated -Note 17)                                     --           --         --        --   (2,636,652)  (2,636,652)
                                                        -----------  -----------  ---------  --------  -----------   ----------
Balance, July 31, 2009                                   38,018,382       38,018  5,929,479   641,594   (7,683,188)  (1,074,097)
Asset acquisition consideration paid in common shares
 on August 18, 2009                                         229,855          230    163,770  (164,000)          --           --
Asset acquisition consideration paid in common shares
 on October 13, 2009                                        268,818          269    124,731        --           --      125,000
Value of warrants issued on October 13, 2009 pursuant
 to a Master Lease Agreement                                     --           --     63,132        --           --       63,132
Stock issued on November 10, 2009 for cash pursuant to
 a Unit private placement at $0.35 per Unit               4,000,000        4,000  1,396,000  (400,000)          --    1,000,000
Stock issued on November 13, 2009 for cash pursuant to
 a Unit private placement at $0.35 per Unit                 278,840          279     97,315   (77,594)          --       20,000
Value of warrants issued and a beneficial conversion
 feature of a convertible debenture issued on
 December 24, 2009 (Note 10 (h))                                 --           --    659,873        --           --      659,873
Stock issued on February 17, 2010 to acquire a vehicle        5,000            5      1,495        --           --        1,500
Stock issued April 9, 2010 to settle debt                    14,285           14      4,986        --           --        5,000
Stock issued on April 26, 2010, at a fair value of
 $0.303 per share pursuant to an investor relations
 contract                                                   165,000          165     49,835        --           --       50,000
Stock issued on April 26, 2010, at a fair value of
 $0.2857 per share pursuant to a website development
 contract                                                    70,000           70     19,930        --           --       20,000
Stock issued on April 29, 2010 for debt settlement
 pursuant to a Unit for debt private placement at
 $0.35 per Unit                                             228,571          229     79,771        --           --       80,000
Asset acquisition consideration paid on July 26, 2010       166,667          166     59,834        --           --       60,000
Asset acquisition consideration to be paid as at
 July 31, 2010                                                   --           --         --   232,500           --      232,500
Net loss                                                         --           --         --        --   (2,487,160)  (2,487,160)
                                                        -----------  -----------  ---------  --------  -----------   ----------

Balance, July 31, 2010                                   43,445,418       43,445  8,650,151   232,500  (10,170,348)  (1,244,252)
                                                        ===========  ===========  =========  ========  ===========   ==========

Omnicity Corp.
Consolidated Statements of Cash Flows
For the Years Ended July 31, 2010 and 2009

                                                                                    2010                 2009
                                                                                 ----------           ----------
                                                                                     $                    $
Cash flows from (to) operating activities:
  Net loss                                                                       (2,487,160)          (2,636,652)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                  845,085              536,113
     Stock based compensation                                                            --              289,629
     Other income                                                                  (143,653)                  --
     Gain on sale of assets, net                                                    (30,719)                  --
     Financing expense paid with equity                                               5,000              190,039
     Interest expense accreted                                                       60,562                   --
     Expenses settled with equity                                                   179,000               60,157
     Expenses settled through short-term borrowings                                      --               22,105
  (Increase) decrease in:
     Accounts and other receivable                                                 (195,380)             (23,352)
     Prepaid expenses                                                                (9,236)             (34,289)
  Increase (decrease) in:
     Accounts payable and accrued liabilities                                       850,820              484,625
     Customer deposits and unearned revenue                                         (42,000)             (20,000)
                                                                                 ----------           ----------
           Net cash used in operating activities                                   (967,680)          (1,131,625)
                                                                                 ----------           ----------
Cash flows from (to) investing activities:
  (Increase) in deposits                                                             (5,008)              19,677
  Proceeds from sale leaseback of property and equipment                            225,000              689,368
  Customers' relationships acquired                                                (518,036)                  --
  Acquisition of property and equipment                                          (1,861,188)            (854,706)
                                                                                 ----------           ----------
           Net cash used in investing activities                                 (2,159,432)            (145,661)
                                                                                 ----------           ----------
Cash flows from (to) financing activities:
  Proceeds from short-term notes                                                    602,000              411,000
  Repayment of short-term notes                                                    (200,017)            (128,173)
  Related party repayment (advance)                                                   5,000               (5,000)
  Repayment of bank borrowings                                                           --                 (909)
  Proceeds from long-term debt                                                    2,160,000              145,000
  Repayment of long-term debt and capital lease obligations                        (579,585)             (90,822)
  Proceeds from issuance of common stock, net of issuance costs                   1,020,000              627,715
  Proceeds from common stock subscriptions                                               --              477,594
                                                                                 ----------           ----------
           Net cash provided by financing activities                              3,007,398            1,436,405
                                                                                 ----------           ----------

(Decrease) increase in cash                                                        (119,714)             159,119
Cash, beginning of  year                                                            159,119                   --
                                                                                 ----------           ----------

Cash, end of year                                                                    39,405              159,119
                                                                                 ==========           ==========
Supplemental cash flow information:
  Cash paid for interest                                                            202,422               52,711

  Cash paid for income taxes                                                             --                   --
                                                                                 ==========           ==========
Supplemental disclosure of non-cash investing and financing activities:
  Net liabilities assumed in corporate reorganization                                    --             (168,352)
  Customer relationships acquired in exchange for debt and common stock             948,430            1,117,645
  Equipment acquired pursuant to debt and equity agreements                         236,595                6,800
  Conversion of short-term debt into equity                                          80,000              409,421
  Warrants issued pursuant to a financing arrangement                                    --              196,907

      (See accompanying notes to these consolidated financial statements)

Omnicity Corp.
Notes to the Consolidated Financial Statements

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

These financial  statements  have been prepared on a going concern basis,  which implies  the Company  will  continue  to realize  its assets and  discharge  its liabilities  in the  normal  course  of  business.  The  Company  has  generated substantial revenues but has sustained losses since inception and has never paid any dividends  and is unlikely to pay dividends in the immediate or  foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain  necessary debt and/or equity financing to fund its growth strategy,  pay debt when due, to continue  operations,  and to attain profitability. As at July 31, 2010, the Company had a working capital deficit of
$3,810,378  and a  stockholders'  deficit of  $1,278,121.  All of these  factors combined raises substantial doubt regarding the Company's ability to continue as a going concern.  These  financial  statements do not include any adjustments to
the   recoverability   and   classification   of  recorded   asset  amounts  and
classification  of  liabilities  that might be  necessary  should the Company be unable to continue as a going concern.

Although the Company is  operationally  cash flow  positive as at July 31, 2010, the Company must continue to address its liquidity and working  capital  issues.
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

The following  FASB  pronouncements  have been adopted by the Company during the twelve months ended July 31, 2010:

Effective  November  1,  2009,  the  Company  adopted  the FASB ASC "Fair  Value
Measurements  and  Disclosures"  guidance  with respect to  recurring  financial assets and liabilities. Effective November 1, 2009, the Company adopted the FASB
ASC  "Fair  Value  Measurements  and  Disclosures"  guidance  as it  relates  to nonrecurring  fair value  measurement  requirements for nonfinancial  assets and liabilities.  The ASC guidance  defines fair value,  establishes a framework for
measuring  fair  value  in  GAAP,  and  expands   disclosure  about  fair  value
measurements.  The  adoption  of the  standard  had no impact  on the  Company's financial statements.

On June 30, 2009,  FASB issued  Accounting  Standard  Update  (ASU) No.  2009-01
(Topic 105) - Generally Accepted  Accounting  Principles - amendments based on -
Statement of Financial  Accounting  Standards No. 168 "The FASB  Accounting  and
Standards  Codification  and the  Hierarchy  of  Generally  Accepted  Accounting
Principles".  Beginning  with  this  Statement  FASB  will no  longer  issue new standards in the form of Statements,  FASB Staff  Positions,  or Emerging Issues
Task Force Abstracts.  Instead, it will issue Accounting Standard Updates.  This
ASU includes FASB  Statement  No. 168 in its  entirety.  While ASU's will not be considered  authoritative  in their own  right,  they will  serve to update  the
Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance. The Codification modifies the GAAP  hierarchy  to  include  only two  levels  of GAAP:  authoritative  and non-authoritative.  ASU No. 2009-01 became  effective for the Company's  quarter ended October 31, 2009.  Implementation of this Standard did not have any impact on the Company's financial statements.

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
This ASU requires additional  disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  This section of the ASU is effective for interim and annual  reporting  periods  beginning after December 15, 2009 Further,  this ASU requires  additional  disclosures  for  the  activity  in  Level  3  fair  value measurements,  requiring  presentation of information  about  purchases,  sales, issuances,  and settlements in the reconciliation  for fair value  measurements.
This section of the ASU is effective  for interim and annual  reporting  periods beginning  after  December  15,  2010.  The  adoption of this ASU did not have a material impact on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09  regarding  subsequent  events and amendments to certain  recognition and disclosure  requirements.  Under this
ASU, a public  company  that is a SEC filer,  as  defined,  is not  required  to disclose the date through which subsequent events have been evaluated.  This ASU is  effective  upon  issuance.  The adoption of this ASU did not have a material impact on its financial statements.

Other  recently  issued ASC  guidance  has either  been  implemented  or are not significant to the Company.

FAIR VALUE

The Company's  financial  instruments  consist  principally of notes payable and convertible  debentures.  Notes payable and convertible debentures are financial liabilities  with  carrying  values that  approximate  fair  value.  The Company determines the fair value of notes payable and convertible  debentures  based on the effective  yields of similar  obligations.  The Company  believes all of the financial  instruments' recorded values approximate fair market value because of their nature and respective durations.

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

Level 1 -  Valuations  based on quoted  prices in active  markets for  identical assets or liabilities that an entity has the ability to access.

Level 2 - Valuations  based on quoted prices for similar assets or  liabilities, quoted  prices for  identical  assets or  liabilities  in  markets  that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3 - Valuations  based on inputs that are  supported by little or no market activity  and  that  are  significant  to  the  fair  value  of  the  assets  or liabilities.

BASIS OF PRESENTATION

These  financial  statements and related notes are presented in accordance  with accounting principles generally accepted in the United States, and are expressed in US  dollars.  The  Company's  fiscal  year-end  is July 31.  These  financial statements include the accounts of the Company's  wholly-owned Indiana operating subsidiary, Omnicity, Incorporated.

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

CONCENTRATION OF BUSINESS AND CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist  principally of accounts  receivable.  The Company reviews a customer's  credit history  before  extending  credit.  There were no individual customers with balances in excess of 10% of the accounts receivable or net sales balances at July 31, 2010 and 2009.

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
After all  attempts to collect a  receivable  have  failed,  the  receivable  is written-off  against the  allowance.  The  allowance  for doubtful  accounts was
$10,000 at July 31, 2010 and 2009.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, less accumulated depreciation based on
estimated  useful  lives  utilizing  the  straight-line   method.   The  Company
capitalizes   costs   associated  with  the  construction  of  new  transmission
facilities.   Capitalized  construction  costs  include  materials,   labor  and
interest.  The Company's methodology for capitalization of internal construction labor and internal and  contracted  third party  installation  costs  (including materials) utilizes actual costs.  Materials and external labor costs associated with  construction  activities are capitalized  based on amounts invoiced to the
Company by third parties.

Computers and wireless  equipment also consists of spare  equipment and supplies not put in use such as  radios,  antennas,  cable  and wire and is stated at the lower of cost (first-in,  first-out basis) or market. The carrying value of such equipment  was $392,132  (2009 - $234,867).  The spare  electronic  equipment is maintained  to  provide  replacement  parts  when and if needed in a short  time period to provide  minimal  service  disruption  to  customers in the event of a parts  failure  and to install new  customers'  premises  equipment  timely when ordered. Spare equipment and supplies are not depreciated until put into use.

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
Furniture and fixtures                       7 years
Vehicles                                     5 years
Software                                     3 years

The  Company  periodically  evaluates  the  useful  lives  of its  property  and equipment.  The  Company's  property and  equipment  is reviewed for  impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying  amount to the  future  net  undiscounted  cash  flows  expected  to be generated by the related  assets.  If such assets are considered to be impaired, the  impairment to be  recognized  is measured by the amount the carrying  value exceeds the fair market value of the assets.  No impairment was recorded at July
31, 2010 or 2009.

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

REVENUE RECOGNITION

The  Company  charges  a  recurring  subscription  fee  for  providing  wireless broadband  services to its  subscribers.  Revenue from service is  recognized as
monthly   services  are  rendered  in  accordance   with   individual   customer
arrangements.  Credit risk is managed by  disconnecting  services  to  customers whose accounts are delinquent for a specified  number of days.  Consistent  with
SFAS No. 51, installation revenue obtained from the connection of subscribers to the system is recognized in the period installation services are provided to the extent of related  direct selling  costs.  Any remaining  amount is deferred and recognized  over the  estimated  average  period that  customers are expected to remain  connected  to the system.  From time to time,  the  Company  enters into

barter  arrangements   whereby  it  provides  certain  customers  with  wireless
broadband  services  in  exchange  for use of  towers  and  equipment  owned  by customers.  Revenue and expenses recorded under barter  arrangements was $99,336
(2009 - $66,851).

ADVERTISING COSTS

The Company incurs advertising costs in the normal course of business, which are expensed as incurred. Advertising costs were $6,473 (2009 - $3,459).

STOCK-BASED COMPENSATION

The  Company  accounts  for  stock-based  compensation  in  accordance  with the provisions of SFAS No. 123(R), "SHARE BASED PAYMENTS".  The Company measures the cost of employee  services in exchange for an award of equity  instruments based on the grant-date  fair value.  On January 2, 2009 the Company issued  1,655,009
Omnicity,  Incorporated common shares valued at $289,629 to certain employees as a  performance  bonus.  There is no stock  option  plan  adopted by the Board of
Directors.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic loss per share is computed by dividing  net loss by the  weighted  average number of common  shares  outstanding  for the year.  Diluted  loss per share is computed by dividing net loss by the weighted  average  number of common  shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent  shares  outstanding at July 31, 2010 and 2009 that have been  included  in  dilutive  loss per share calculation  as the effects  would have been  anti-dilutive.  There are no stock options issued and outstanding as at July 31, 2010 and 2009.  Total  potentially dilutive  common  shares,  relating to stock purchase  warrants  issuable in the future, as at July 31, 2010 totals 10,666,730  including 5,614,929 common shares issuable on the exercise of warrants,  4,285,714  common shares  issuable if the
$1,500,000  convertible  debenture is converted  into common shares at $0.35 per share and 766,087  common shares to be issued in connection  with the completion of two asset purchase agreements.

3. Property and Equipment

Property and equipment consists of the following:

                                                       2010           2009
                                                    ----------     ----------
                                                        $              $
Computer and wireless equipment                      1,094,215        320,041
Tower equipment, infrastructures and house drops     1,441,707        768,643
Fiber build-out and test equipment                     121,601             --
Furniture and fixtures                                  74,562         44,959
Vehicles                                               168,629         74,529
Software                                                78,841         42,183
                                                    ----------     ----------
                                                     2,979,555      1,250,355
Less: accumulated depreciation                        (961,595)      (462,547)
                                                    ----------     ----------
                                                     2,017,960        787,808
Land                                                    15,000             --
Network replacement parts not put in use               392,132        234,867
                                                    ----------     ----------

Property and equipment, net                          2,425,092      1,022,675
                                                    ==========     ==========

4. Deposits and Other Assets

Deposits and other assets consist of the following:

                                                      2010            2009
                                                    --------        --------
                                                       $               $

Non-refundable deposits                                   --          10,000
Operating lease deposits                              86,682          86,682
Other long-term deposits                              38,412          33,204
                                                    --------        --------

                                                     125,094         129,886
                                                    ========        ========

5. Customers' Relationships

The carrying value of customers' relationships acquired consists of:

                                                    2010           2009
                                                 ----------     ----------
                                                     $              $

Capitalized value                                 3,406,167      1,939,700
Less: accumulated amortization                     (432,454)       (98,453)
                                                 ----------     ----------

Customers' relationships, net                     2,973,713      1,841,247
                                                 ==========     ==========

6. Acquisitions

a) NDWave, LLC (Indiana)

On February  26, 2009 the Company  acquired  the  customers'  relationships  and telecommunication  network and system assets of NDWave, LLC, located in Anderson
County,  Indiana,  pursuant to an Asset Purchase Agreement dated October 7, 2008 and  amended  February  26,  2009.  The total  purchase  price  was  $1,000,000.
Consideration was $135,000 cash,  $365,000 note payable at 5% and $500,000 to be paid in common shares.  The number of common shares was determined  based on the
15 trading day average  closing  price of the  Company's  common shares prior to
April 27, 2009,  being $0.35.  The total number of common shares issued on April
28, 2009 was 1,428,571.  The purchase  price was allocated  $375,000 to property and  equipment and $625,000 to  customers'  relationships  based on the relative fair values of the assets acquired.

b) Cue Connex, LLC (Indiana)

On April 1,  2009 the  Company  acquired  the  customers'  relationships  of Cue
Connex,  LLC, located in Hartford City,  Indiana,  pursuant to an Asset Purchase
Agreement   dated  March  18,  2009.  The  total  purchase  price  was  $99,000.
Consideration  was  $10,000  cash and $89,000 to be paid in common  shares.  The number of common  shares  was  determined  based on the 15 trading  day  average closing  price of the  Company's  common  shares  prior to May 30,  2009,  being
$0.733. The total number of common shares issued on August 18, 2009 was 121,474.
The purchase price was allocated $99,000 to customers' relationships.

c) ForePoint Networks, LLC (Indiana)

On  March  31,  2009 the  Company  acquired  the  customers'  relationships  and telecommunication  network and system assets of ForePoint Networks, LLC, located in Lafayette,  Indiana,  pursuant to an Asset Purchase  Agreement dated October,
2008 and  amended  March 25,  2009.  The total  purchase  price was  $1,225,700.
Consideration  was $332,200 cash,  $499,800 note payable at 5% and $392,700 paid in common  shares.  The number of common shares was  determined  based on the 15 trading day average  closing price of the  Company's  common shares prior to May
30, 2009,  being $0.72. The total number of common shares issued on June 9, 2009 was 545,417. The purchase price was allocated $285,000 to property and equipment and $940,700 to  customers'  relationships  based on the relative fair values of the assets acquired.

d) North Central Communications, Inc. (Indiana)

On  April  30,  2009 the  Company  acquired  the  customers'  relationships  and telecommunication  network and system  assets of North  Central  Communications,
Inc.,  located in Peru,  Indiana,  pursuant to an Asset Purchase Agreement dated
October  30, 2008 and  amended  April 24,  2009.  The total  purchase  price was
$350,000.  Consideration was $14,000 cash,  $199,000 in notes payable at 5%, and the assumption of SBA loans totaling  $62,000 and $75,000 paid in common shares.
The number of common shares was  determined  based on the 15 trading day average closing  price of the  Company's  common  shares prior to June 30,  2009,  being
$0.692. The total number of common shares issued on August 18, 2009 was 108,381.
The purchase price was allocated  $75,000 to property and equipment and $275,000 to  customers'  relationships  based on the  relative  fair values of the assets acquired.

e) Rushville Internet Services LLC (Indiana)

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

f) AAA Wireless, Inc. (Indiana)

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

g) Clinton County Wireless, LLC (Indiana)

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
15 trading day average  closing  price of the  Company's  common shares prior to
March 15, 2010,  being $0.36. The total number of common shares on July 26, 2010 was 166,667.  The purchase price was allocated $10,000 to property and equipment and $50,000 to customers' relationships based on the relative fair values of the assets acquired.

h) USppp, Inc. (Indiana)

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

i) Bright Choice, Inc. (Ohio)

On  March  31,  2010 the  Company  acquired  the  customers'  relationships  and telecommunication network and system assets of Bright Choice, Inc., a subsidiary of Consolidated  Electric  Cooperative,  a rural electric cooperative located in
North Central Ohio.  The total purchase  price was $231,050.  Consideration  was
$220,000  cash and a 5% note for  $11,050.  The  purchase  price  was  allocated
$126,400 to telecommunication network and system assets, $48,600 to vehicles and
$56,050 to  customers'  relationships  based on the relative  fair values of the assets acquired.

j) Digital Solutions Network, Inc. dba Lightspeed Wireless (Ohio)

On  April  22,  2010 the  Company  acquired  the  customers'  relationships  and telecommunication  network and system assets of Lightspeed  Wireless  located in
Berlin,  Ohio.  The total  purchase  price  was  $1,400,000.  Consideration  was
$700,000  cash,  a note  payable of $50,000 and a long-term  6% note payable for
$500,000 and $150,000 to be paid in common  shares.  The number of common shares will be  determined  based on the 15 trading  day average  closing  price of the
Company's common shares prior to June 21, 2010 being $0.2967 per common share. A total of  505,561  common  shares  are to be  issued;  these  shares are not yet issued. The purchase price was allocated $237,000 to  telecommunication  network
and  system   assets,   $13,000  to  vehicles  and   $1,150,000   to  customers'
relationships based on the relative fair values of the assets acquired.

7. Accrued Liabilities

                                                        2010           2009
                                                      --------       --------
                                                         $              $

Accrued interest                                       184,838         65,822
Commitment to issue warrants pursuant to
 equipment leasing arrangement                              --         63,132
Due to Rushville Internet Services, LLC                     --         56,294
Payroll and severance liabilities                      177,090         55,486
Real property and sales taxes and other accruals        36,482         35,829
                                                      --------       --------

                                                       398,410        276,563
                                                      ========       ========

8. Short-term Notes Payable

                                                                             2010               2009
                                                                          ----------         ----------
                                                                              $                  $
Notes payable, due on demand, unsecured and bearing interest at rates between 8% and 9.5% per annum (a $30,000 note does
 not bear interest)                                                         340,000             223,500

Notes payable to the Chairman of the Board of the Company
 and a company beneficially owned bearing interest at 8% per annum           35,000               8,416

Note  payable due to a company  controlled  by a director, due
 January 1, 2011, unsecured and bearing interest at 9% per annum
 with interest payable quarterly                                            150,000                  --

Note payable due to a director, unsecured, due on September 27, 2010 and bearing interest at 8% per annum. This note was renewed and is
 now due on March 27, 2011                                                   30,000                  --

Vendor Note, unsecured and bearing interest at 5% per annum.
 See Note 15 for legal proceedings                                          326,000             365,000

Vendor Notes, unsecured and bearing interest at 5% per annum.
 These notes were re-negotiated into long-term debt, see Note 9                  --             625,800

Vendor  Note,  unsecured,  bearing  interest at 5% and repayable in 4 quarterly installments of $2,762 plus interest with first
 payment due September 28, 2010                                              11,050                  --

Vendor Note, unsecured, non-interest bearing and due on August 20, 2010.
 See Note 15 for legal proceedings                                           50,000                  --
                                                                         ----------          ----------

                                                                            942,050           1,222,716
                                                                         ==========          ==========

9. Long-term Debt

                                                                            2010                2009
                                                                         ----------          ----------
                                                                             $                   $
Notes payable to Jay County Development Corporation
 Non-interest  bearing, repayable  monthly based on the
 number of subscribers in Jay County, Indiana
 Collateralized by certain equipment located in Jay County
 Principal is currently repayable at $500 per month                         291,411             296,911

Notes payable to Wabash Rural Electric Membership Cooperative
 ("Wabash"). Six separate notes were renewed pursuant to
 a Memorandum of Understanding effective September 24, 2009
 Interest rates are between 5.7% and 7.45% annually and are
 collateralized by certain equipment in Wabash County,
 Indiana                                                                    590,247             629,388

Note payable to Muncie Industrial Revolving Loan Fund Board
 Repayable in monthly installments of principal and interest of $4,570, matures on December 13, 2011, at which time the
 loan will be reviewed by Muncie's Board of Directors
 This note is collateralized by certain equipment in Muncie
 County and Delaware County, Indiana                                        249,225             283,741

Note payable to Star Financial Bank. Interest is paid monthly at 8.6% per annum. This note was due February 1, 2010. This loan is collateralized by certain equipment and is guaranteed
 by the State of Indiana as to 80% of the loan                              187,846             193,170

Notes payable to First Farmers Trust & Bank. These notes were
 repaid in full                                                                  --              43,076

Unsecured notes payable to the Chairman of the Company, the
 son of the Chairman of the Company and to companies controlled by the Chairman. (See Note 10 (d) for repayments over the
 next five years)                                                           210,755             217,663

Convertible 8% debenture having a face value of $1,500,000
 issued to a director including  warrants to acquire up to
 1,500,000 common shares at $0.50 per share expiring
 December 24, 2014. The debenture is convertible into common shares at a price of $0.35 per common share up to
 December 24, 2014. (See Note 10 (h))                                       900,689                  --

Unsecured notes payable to a director of the Company, interest
 only at 8% and maturing April 2012                                         470,000                  --

Unsecured notes payable to a director of the Company
 Repayable in monthly installments of principal and interest
 totaling $4,613. Interest is 10% per annum                                  59,644             102,733

Debentures, 8% interest paid quarterly of which $20,000 is
 due to a director of the Company. Various maturities between
 January, 2011 and June, 2012                                               190,000              20,000

Unsecured vendor and investor notes payable with monthly
 or quarterly payments of principal and interest ranging
 from 5% to 10%. (See Note 15 for two long-term vendor notes
 that are subject to legal proceedings)                                   1,237,164             160,892
                                                                         ----------          ----------

Total                                                                     4,386,981           1,947,574
Less: current portion                                                     1,455,137             511,521
                                                                         ----------          ----------

Long-term portion                                                         2,931,844           1,436,053
                                                                         ==========          ==========

Long-term debt principal repayments due over the next five years are as follows:

     Year          $                    Year               $
     ----      ---------                ----           ---------

     2011      1,455,137                2014             174,616
     2012      1,135,441                2015           1,032,311
     2013        188,960                Thereafter       400,516

10. Related Party Transactions and Balances

a)  Included  in  accrued  liabilities  at July 31,  2009 was  $56,294  owing to
Rushville  Internet Services,  LLC ("RIS") which represented  amounts due to RIS under certain lease agreements. The Company and RIS have shareholders in common.
The shareholders of RIS agreed to wind-up RIS and sell its assets to the Company for $125,000.  The Company received their assets,  being wireless  equipment and
tower   infrastructures,   having  a  fair  value  of  $68,706,  and  to  settle
inter-company  debt of  $56,294.  All  shareholders  of RIS  accepted to receive restricted common shares of the Company.  On October 13, 2009 the Company issued
268,818 common shares to the  shareholders  of RIS at a fair value of $0.465 per common share.

b) The  Company's  capital  lease  obligations  relate to assets leased from the
Chairman of the Company or a company  beneficially  owned by the Chairman of the
Company, totaling $58,186 (July 31, 2009 - $97,015 (See Note 13).

c) The Wabash Rural Electric Membership Cooperative's ("Wabash") Chief Executive
Officer was a director of the Company up until his resignation on July 26, 2010.
See Note 9 for notes owing to Wabash.

d)  Unsecured  notes  payable to the  Chairman of the Company and the son of the
Chairman of the Company  and to  companies  controlled  by the  Chairman,  total
$245,755  (July 31,  2009 -  $217,663).  During  2009 the  Chairman of the Board
converted a $150,000  short-term note plus accrued interest into common stock of
Omnicity, Incorporated prior to the reverse merger on February 17, 2009. A total of $30,000 is  repayable on October 15,  2010,  $5,000 is repayable  over twelve months ending July 31, 2011,  and $210,755 is repayable in monthly  installments of principal and interest at 8% as follows:

                       $
                    ------

     2011           78,913
     2012           57,605
     2013           37,317
     2014           36,920

e)  During  2009 a  director  and  two  companies  controlled  by two  directors subscribed  for  499,886  Units at $0.35 per Unit and  received  499,886  common shares and  warrants  to acquire a further  249,943  common  shares at $0.50 per share expiring May 8, 2011.

f) On October 20, 2009 the Company received $1,000,000 from a director and major shareholder  in addition to  $400,000  received on July 3, 2009.  On October 20,
2009 the director  subscribed for 4,000,000 units at $0.35 per unit. These units were issued on November 10, 2009.  Each unit  contained one common share and one half of one common share  purchase  warrant.  Each whole warrant is  exercisable into one common share at an exercise price of $0.50 per share expiring  November
10, 2011.

g) On November 23, 2009 the Company received $150,000 from a company  controlled by a director of the Company and issued a  promissory  note due January 1, 2011, which is  unsecured  and bears  interest at 9% per annum with  interest  payable quarterly. The Company is also indebted to the director in the amount of $20,000 which is secured by a debenture  which bears interest at 8% per annum,  interest paid quarterly and due January 2, 2011.  The director can request  settlement in common shares or cash on the maturity date. During 2009 a company owned 1/3 by a director  loaned the Company  $15,000  which was repaid  during  2009  including
$1,500 of bonus interest.

h) On December  24, 2009 the Company  received  $1,500,000  from a director  and major  shareholder  of the Company and issued a convertible  debenture  having a face value of $1,500,000, plus warrants to acquire up to 1,500,000 common shares at $0.50 per share  expiring  December  24,  2014.  This  convertible  debenture accrues  interest at 8% per annum and principal and interest is convertible into common shares at a price of $0.35 per common share up to December 24, 2014 being the maturity date. The Company  discounted  this debenture by $222,794 being the relative fair market value of the  beneficial  conversion  feature.  The Company also  valued the  warrants  at  $437,079  being the  relative  fair value of the warrants.  The value of the warrants was  discounted  from the face value of the debenture. The total discounted value of the debenture, being $840,127, is being accreted  up to its face value to  maturity,  being  December  24,  2014.  Total accreted  interest  expense  for the period  ended July 31,  2010 is $60,562 and accrued interest as at July 31, 2010 is $71,753.

i) In April,  2010 the Company  received  $500,000  from a director to close two acquisitions.  Two notes,  totaling $470,000 are unsecured,  bear interest at 8%
per annum and mature in April 2012. A $30,000 note is unsecured,  bears interest at 8% per annum and is due  September  27, 2010.  During the year this  director loaned $100,000 on a short-term  basis and was repaid  including a $10,000 bonus interest  payment  90 days  later.  The  Company is also  indebted  to this same director as at July 31, 2010  pursuant to two long-term  notes payable  totaling
$59,644 (2009 - $102,733). These two notes are repayable as follows:

                        $
                     ------

       2011          48,717
       2012          10,927

j) On April 20,  2010 the  Company  received  $225,000  from a  director  of the
Company pursuant to a sale of towers to the director.  The towers had a net book value of $184,281 and the Company recorded a gain on sale of assets of $40,719.

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

c) On April 29,  2009 and June 9, 2009 the Company  issued a total of  1,973,988 common shares of the Company at an average fair value of $0.45 per common share, totaling  $892,700,  to acquire tower  infrastructures,  wireless  equipment and customers' relationships.

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

e) On June 1, 2009 the Company  entered into an agreement  with Onyx  Consulting
Group,  LLC ("Onyx") to manage all aspects of the  Company's  investor and media relations  program.  The Company paid a fee to Onyx in the amount of $40,000 for the period June 1, 2009 to November 30, 2009 and issued 350,000 common shares of the Company having a fair value of $0.355 per common share or $124,250 in total.

The Company  charged  $55,250 as an expense in 2009 and  $109,000  in 2010.  The
Company is  considering  seeking an injunction on these shares issued due to non performance of their contract.

f) On August 18, 2009, pursuant to two completed Asset Purchase Agreements,  the
Company  issued  229,855  common  shares having a fair value of $0.71 per share, totaling  $164,000,  to acquire tower  infrastructures,  wireless  equipment and customers'  relationships.  This amount was recorded as common stock reserved as at July 31, 2009.

g) On October 13, 2009 the Company acquired tower  infrastructures and tower and customer premises equipment and settled an inter-company  liability. The Company issued, as consideration, 268,818 common shares at $0.465 per share.

h) The Company received $97,594 pursuant to Unit Private Placement  Subscription
Agreements with certain private  investors.  The Company issued 278,840 units at
$0.35 per unit on November 13, 2009.  Each unit  contained  one common share and one half of one common share purchase warrant. Each whole warrant is exercisable into one common share at $0.50 per share expiring November 13, 2011.

i) The Company  received  $1,000,000  from a director and major  shareholder  on
October  20,  2009.  These  funds plus  $400,000  received  on July 3, 2009 were combined and a subscription  agreement for 4,000,000 units at $0.35 per unit was executed on October 20, 2009. These units were issued on November 11, 2009. Each unit  contained  one  common  share and one half of one  common  share  purchase warrant.  Each whole warrant is exercisable into one common share at an exercise price of $0.50 per common share expiring November 11, 2011.

j) The Company issued  254,285 common shares as follows:  5,000 common shares to acquire a vehicle  valued at $1,500;  14,285  common  shares valued at $5,000 to settle a financing  obligation;  and  235,000  common  shares  valued at $70,000 pursuant to two consulting contracts.

k) On April 26, 2010 the Company  settled  $80,000 of short-term debt by issuing
228,571 Units at $0.35 per unit pursuant to two Unit for Debt Private  Placement
Subscription  Agreements.  Each unit  contained one common share and one half of one common share purchase  warrant.  Each whole warrant is exercisable  into one common share at an exercise  price of $0.50 per common share  expiring April 29,
2011.

l) On July 26, 2010,  pursuant to a completed  Asset  Purchase  Agreement  dated
January 10, 2010,  the Company  issued 166,667 common shares having a fair value of $0.36 per share, totaling $60,000, to acquire tower infrastructures, wireless equipment and customers' relationships.

m) See Note 6 (h) and (j) for  766,087  common  shares  committed  to be  issued pursuant to two completed asset purchase agreements to settle $232,500 of common share commitments.

12. Warrants and Capital Stock Issuable Upon Conversion of Debentures

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
These  warrants  were valued at $126,907  and charged as a financing  expense in
2009. The Company was committed to issuing  139,490 share  purchase  warrants to acquire  139,490  common  shares at an exercise  price of $0.56 per common share expiring  July 14,  2019  pursuant  to the July 9,  2009 and July 14,  2009 sale leaseback  arrangements.  These  warrants  were issued on October 13, 2009.  The
Company recorded $63,132 as an accrued liability and financing expense as at and for the year ended July 31, 2009. This amount was calculated using Black-Scholes
Option Pricing Model using the following  assumptions:  5 year expected life, 0%
expected  dividends,  90% volatility and an average  risk-free  interest rate of
2.36%.

As at July 31, 2010 the Company has common share  purchase  warrants  issued and outstanding  to purchase up to 5,614,929  common  shares at an average  exercise price of $.50 per common share having an average remaining life of 2.54 years as follows:

                               Exercise
                                Price
         #                        $                Expiry Date
     ---------                  -----              -----------
     1,199,408                   .50             May 8, 2011
       100,000                   .50             June 24, 2011
         4,287                   .50             September 17, 2011
     2,000,000                   .50             November 10, 2011
       139,420                   .50             November 13, 2011
       155,556                   .45             December 1, 2011
        77,569                   .51             February 17, 2019
       184,914                   .58             March 27, 2019
       139,490                   .56             July 14, 2019
       114,285                   .50             April 29, 2011
     1,500,000                   .50             December 24, 2014
    ----------

     5,614,929
    ==========

Pursuant  to an 8%  convertible  debenture  having a face  value of  $1,500,000, interest  payable  quarterly,  the Company has reserved up to  4,285,714  common shares to be issued upon conversion at $0.35 per share.

13. Lease Obligations

Future  minimum lease  payments for  equipment  acquired  under  non-cancellable capital leases and operating leases with initial terms of more than one year are as follows:

                                                      Capital          Operating
                                                      Leases            Leases
                                                     --------          --------
                                                        $                 $
Year ending July 31,
  2011                                                 80,675           375,963
  2012                                                 18,613           260,899
  2013                                                  9,374                --
                                                     --------          --------

Total minimum lease payments                          108,662

Less: amounts representing interest                     8,163
                                                     --------

Present value of net minimum lease payments           100,498
Less: current portion                                  74,569
                                                     --------

Long-term capital lease obligations                    25,929
                                                     ========

The principal portion of capital lease obligations is to be repaid as follows:

                                    $
                                  ------

                     2011         74,569
                     2012         16,872
                     2013          9,057

14.  401(K) Plan

The Company  established a 401(K) plan (the "Plan")  effective  October 1, 2008.
All employees having attained the age of 21 and having completed three months of service are eligible to participate in the Plan. Plan  participants may elect to have 1% to 15% of their annual compensation contributed to the Plan. The Company plans to provide a discretionary  match of up to 4% of the  participants'  basic compensation.  To date  the  Company  has not made  any  discretionary  matching payments.

15. Legal Proceedings

The  Company has been served  with two  Complaints  filed with the Rush  Circuit
Court in the State of Indiana  dated  August 25, 2010 and  September 1, 2010 and one  Complaint  filed  with the Holmes  County  Court in the State of Ohio dated
September  16, 2010.  The  plaintiffs  have made claims  against the Company for failure  to make  required  installment  payments  that  were  due  pursuant  to promissory  notes. The Company has recorded all debt relating to these claims as current  liabilities  under current  portion of long-term debt. On September 14,
2010 the Company filed an  Appearance  and Notice of Extension of Time to answer the Complaints. On November 8, 2010 the Company filed an Answer and Counterclaim
with  the  Holmes  County   Court.   This  Answer  and   Counterclaim   includes
counterclaims for various damages,  including punitive damages,  suffered by the
Company and also seeks an injunction. Also on November 8, 2010 the Company filed an Answer to one of the Rush Circuit Court  Complaints  and is in the process of filing the second  Answer.  As the Company  has  recorded  all amounts  owing as current  liabilities  the Company expects to receive  favorable  outcomes on all three legal proceedings mentioned above.

16. Income Taxes

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

The Company has  consolidated  net  operating  losses  ("NOL") of  approximately
$4,800,000 to carry  forward.  These NOLs are available to offset taxable income in future  years and begin  expiring in fiscal  2027.  Pursuant to SFAS 109, the potential  benefit of these NOLs carried forward have not been recognized in the consolidated financial statements since the Company cannot be assured that it is more likely than not that such  benefit  will be realized in future  years.  The following is a summary of the components of the provision for income tax benefit and related valuation allowance for the years ended July 31:

                                              2010                 2009
                                            --------             --------
                                               $                    $
Deferred income tax benefit:
  Federal (34%)                              927,000              660,000
  State (8.5%)                                64,000               45,000
                                            --------             --------
                                             991,000              705,000
Valuation allowance                         (991,000)            (705,000)
                                            --------             --------

Total income tax benefit                          --                   --
                                            ========             ========

A reconciliation  of the provision for income taxes to the statutory federal and state rates is as follows:

                                             2010                 2009
                                            ------               ------
                                              $                    $

Statutory tax rate Federal and State:         42.5%               42.5%
  Change in valuation allowance              (42.5%)             (42.5%)
                                            ------               ------

Effective Tax Rate                               0%                   0%
                                            ======               ======

17. Restatement of Prior Periods due to Correction

The Company has restated  previously issued financial  statements pursuant to an
error  correction.   Previously  issued  financial  statements  and  comparative financial  statements  issued  currently  are to be restated for  correction  of errors.  Cumulative  effects of errors are  reflected in  beginning  balances of assets and liabilities with the offsetting adjustment reflected in the beginning deficit balance.

On May 21,  2009 a stock  subscription  in the amount of $4,594 was  incorrectly recorded as revenue.  This error was identified by management in November,  2009 and  the  correction  of  this  error  resulted  in  a  net  increase  to  stock subscriptions  as at May 21,  2009 of $4,594 and a decrease to revenue of $4,594 and an increase  to net loss and deficit of $4,594 for 2009.  The effect of this error on the balance sheet and statement of operations as at July 31, 2009 is as follows:
                                   Previously        Error
                                    Reported      Correction      Restated
                                    --------      ----------      --------
                                       $              $              $
Balance Sheet (Equity Section):
  Common Stock Subscribed             637,000        4,594         641,594
  Deficit                           7,678,594        4,594       7,683,188

Statement of Operations:
  Revenue                           1,688,944       (4,594)      1,684,350
  Net Loss                          2,632,058        4,594       2,636,652

18. Subsequent Events

Subsequent to July 31, 2010 the Company has:

a) received loans from two directors of the Company totaling $150,000.  No terms of repayment has been specified;

b) legal proceedings in progress as discussed in Note 15;

c) issued  299,996 common shares at $0.15 per share to settle an amount owing of
$30,000 pursuant to a Services Agreement dated June 29, 2010; and

d)  entered  into a  Debenture  Agreement  and  related  Purchase  Order  to buy equipment  from a vendor.  The total value of equipment  the Company can acquire under the Purchase Order and Debenture Agreement is $200,000.

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

The  management  of the Company  assessed  the  effectiveness  of the  Company's internal  control over financial  reporting  based on the criteria for effective
internal   control   over   financial   reporting    established   in   Internal
Control--Integrated   Framework   issued   by  the   Committee   of   Sponsoring
Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on this assessment,  management determined that, during the year ended July 31, 2010,  our internal  controls  and  procedures  were not effective  to detect the  inappropriate  application  of US GAAP rules,  as more fully described  below.  This was due to deficiencies in the design or operation of the Company's internal control that adversely affected the Company's internal controls and that may be considered to be material weaknesses.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal  control  over  financial  reporting  that occurred  during the last  quarter of our fiscal  year ended July 31,  2010 that have materially  affected,  or are reasonably likely to materially  affect,  our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of
October 23, 2009 are as follows:

Name and Municipality of Residence     Age         Current Office
----------------------------------     ---         --------------

Richard Beltzhoover                    71          Chairman, Director
Carmel, Indiana, USA

Greg Jarman                            47          President, Chief Executive
Rushville, Indiana, USA                            Officer, Director

Don Prest                              50          Chief Financial Officer,
Vancouver, Canada                                  Director

David Bradford                         62          Chief Operating Officer,
Angola, Indiana, USA                               Director

Paul Brock                             46          Director
Vancouver, Canada

Richard Reahard                        61          Director
Carmel, Indiana, USA

William Herdrich                       64          Director
Rushville, Indiana, USA

Gregory Dunn                           57          Director
Columbus, Ohio, USA

The  following  describes  the business  experience of each of our directors and executive officers, including other directorships held in reporting companies:

GREG JARMAN - Mr. Jarman was appointed our President and Chief Executive Officer on June 23,  2009.  Mr.  Jarman  is the  chief  architect  of  Omnicity's  rural broadband focus and its long-term development strategy. Mr. Jarman has been with the Company since 2003,  Chief Operating  Officer since 2006 and President since
2008. Mr. Jarman most recently served as President of RushDSL, a rural broadband services  provider.  Mr. Jarman has also served as Chief  Technology  Officer of
Q-media,  a  network  services  and  managed  services  provider  and was  Chief
Technology  Officer and board member of Netisun LLC where he directed  Netisun's technical  services group and managed network  infrastructure.  Mr. Jarman was a founder and executive of Indiana  Communications  & Systems,  Inc.,  which was a rural business ISP and managed service providers acquired by Netisun LLC. He has
25 years of technical  experience  working with many corporate and  governmental agencies,  and has consulted with Northrop, The Associated Group, United Student
Aid Funds,  Cinergy,  Sperry,  Unisys,  and EDS. Mr.  Jarman  received his AS in
Computer  Information  Services from Indiana Central University and has spent 10 years of his career in information systems consulting.

DON PREST - Mr Prest has been our Chief  Financial  Officer  and a member of our board of directors since July 18, 2007. Mr. Prest leads the SEC public financial reporting  process for the Company and the overall financing plan. Mr. Prest has been a US and Canadian public company  assurance partner for 17 years at a large regional PCAOB  registered  accounting firm located in Canada,  where his career began 26 years  ago.  Prior to  December  31,  2009 Mr.  Prest was an  assurance partner  for over 150  public US  companies.  Mr.  Prest has  retired  from this position as at December 31, 2008 to focus on the  business of the  Company.  Mr.
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

DAVID BRADFORD - Mr.  Bradford  became our Chief  Operating  Officer on July 30,
2009 and is in charge of managing the profitability of the Company's  day-to-day operations  in support  of  established  policies,  goals and  objectives  while providing  leadership,  strategic  direction and vision to the Company.  He also assists  senior  officers  of the Company in the design and  development  of the
Company's long-term strategic planning, organization of resources to execute its plan, and the timely and accurate  reporting and analysis of operating  results.

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
Bradford  subsequently  served as  President of National  Telsat,  Inc., a rural wireless television and data provider.  Mr. Bradford brings over thirty years of successful  subscriber  based  telecommunications  operating  experience  to the
Company as well as  participation  and  oversight  of  numerous  debt and equity financings, acquisitions, and restructurings.

RICHARD  BELTZHOOVER - Mr.  Beltzhoover was formerly our Chief Executive Officer from  inception  until June 23,  2009.  He now  devotes his time to the Board of
Directors  and assisting the CEO in capital  raising  efforts.  He was the first investor of Omnicity  Incorporated  and brings more than 35 years'  business and corporate  venturing  experience to the Company.  Mr.  Beltzhoover was the Chief
Operations  Officer and Board  member of National  Vulcanized  Fibre and,  since
1975,  has served as founder  and  President  of Insul  Reps,  which  represents manufacturers in the electronic and electro-mechanical  markets. Mr. Beltzhoover grew sales to $40 million and directed Insul Reps expansion. Mr. Beltzhoover was also  instrumental  in funding and guiding Indy  Connection  into becoming an $8 million  revenue  ground  transportation  company,  ultimately  selling to Carey
Limousine  for $12 million.  Other  companies he founded  include  Midwest Rail,
Prestige Magazine, Hunt Graphics, and Digital Arts, all of which sold to private companies. Mr. Beltzhoover holds a Bachelor of Science in Mechanical Engineering from Penn State University.

PAUL  BROCK - Mr.  Brock is a business  management  consultant  with  experience running  public and  private  companies  involved  primarily  in the telecom and
financial   services  sector,   developing   software  and  applied   electronic
technologies  in the UK,  the  Middle  East,  Asia,  Latin  America,  as well as throughout the US and Canada. In 1988 Mr. Brock co-founded  VendTek Systems Inc.
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

WILLIAM  HERDRICH - Mr.  Herdrich is a  Rushville,  Indiana  native and has been involved in finance in the oil and gas industry  for forty years.  He has a deep understanding  of Midwest rural markets having been a retailer and wholesaler in the petroleum industry,  and actively participating in numerous leadership roles on regional and national  boards.  Mr.  Herdrich has assisted in the creation of several firms including finance, environmental and real estate development.

RICHARD  REAHARD - Mr.  Reahard  earned his BS in Business  Administration  from
Indiana  University  in 1971 and his MBA from  Butler  University  in 1975.  Mr.
Reahard was President of Telecom  Resource,  Inc from 1993 to December 31, 2004.
His background over the last 35 years is in sales and marketing.

GREGORY DUNN - Mr. Dunn is a resident of Columbus, Ohio. Mr. Dunn graduated from
A.B.  Davidson  College in 1975 and the J.D.,  Capital  University Law School in
1978. Mr Dunn was admitted to the Ohio Bar Association and the US District Court
- S.D.  Ohio in 1978.  Mr Dunn  belongs to  numerous  professional  associations including:  American Bar Association,  Ohio State Bar Association,  Columbus Bar
Association, Ohio Cable Telecommunications  Association,  Federal Communications
Bar Association and the National Association of Telecommunications, Officers and
Advisors, Ohio Chapter. Mr. Dunn was formerly an Assistant City Attorney for the
City of  Columbus  and then became VP of Legal  Affairs  for Time Warner  Cable, responsible  for 26 States and over 90 cable systems.  In 1987 Mr. Dunn joined a company which consulted in Eastern Europe regarding cable television franchising and  deployment.  In 1993 Mr. Dunn  returned  to the  practice of law at Crabbe,

Brown and James, joining  Schottenstein,  Zox and Dunn ("SZD") in 1998. Mr. Dunn
has a  comprehensive  knowledge of the  telecommunications  industry from both a
legal  and  consulting   perspective.   Mr.  Dunn's  clients'   include  ove  40
municipalities,  the State of Ohio, the Georgia  Municipal  Association  and The
Ohio  Supercomputer  Center. In Mr. Dunn's capacity as counsel for such entities he has been  involved  in  RFP's/RFI's  for a  variety  of  technology  projects including Wi-Fi systems, fiber optic systems, and  telecommunications  services.
Mr. Dunn also  consults on  telecommunications  public  policy issues with SZD's ancillary service, SZD Whiteboard.

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

                    No. of Late/Unfiled Reports    No. of Late/Unfiled Reports
                      During the  Fiscal Year        During the Fiscal Year
Reporting Person        Ended July 31, 2010           Ended July 31, 2009
----------------        -------------------           -------------------

Don Prest                     Nil                   1 - late Form 4 regarding
                                                        one transaction
William Herdrich              Nil                   1 - failed to file Form 3

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

Two out of our three  independent  directors  sitting on our audit committee are considered "financial experts".

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The table below summarizes all compensation awarded to, earned by or paid to our executive  officers by any person for all services rendered in all capacities to us during our fiscal years ended July 31, 2010 and 2009.

                                                                        Non-Equity      Nonqualified
 Name and                                                               Incentive         Deferred
 Principal                                       Stock       Option        Plan         Compensation     All Other
 Position          Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------          ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------

Greg Jarman(1)     2009    73,455      nil       93,187       nil          nil              nil             nil          166,642
Chief Executive    2010    90,000      nil        nil         nil          nil              nil             nil           90,000
Officer and
President

Richard            2009    30,000      nil      104,125       nil          nil              nil             nil          134,125
Beltzhoover(1)     2010      n/a       n/a        n/a         n/a          n/a              n/a             n/a            n/a

Don Prest          2009    35,750      nil        nil         nil          nil              nil             nil           35,750
Chief Financial    2010    78,000      nil        nil         nil          nil              nil             nil           78,000
Officer

David              2009      n/a       n/a        n/a         n/a          n/a              n/a             n/a            n/a
Bradford(2)        2010    66,000      nil        nil         nil          nil              nil             nil           66,000
Chief Operating
Officer

----------
(1)  Mr.  Beltzhoover  resigned as our Chief Executive  Officer on June 17, 2009 and Mr. Jarman was appointed  our Chief  Executive  Officer in his place on
     June 17,  2009.  Mr.  Beltzhoover  is our  Chairman of the Board and is not
     considered an Executive Officer.
(2)  Mr. Bradford became our Chief Operating Officer on August 1, 2009. Prior to
     that Mr. Bradford was our Vice President of Corporate Development.  In 2009
     Mr. Bradford was not considered an Executive Officer.

OUTSTANDING EQUITY AWARDS

As at July 31,  2010,  there  were no  unexercised  options,  stock that had not vested or  outstanding  equity  incentive plan awards with respect to any of our officers or directors.

COMPENSATION OF DIRECTORS

Except  as  disclosed  below,  we did not pay our  directors  any  fees or other compensation for acting as directors during our fiscal year ended July 31, 2010.
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
David Bradford           nil          nil        nil           nil              nil             nil             nil
Paul Brock               nil          nil        nil           nil              nil             nil             nil
Richard Reahard          nil          nil        nil           nil              nil             nil             nil
William Herdrich         nil          nil        nil           nil              nil             nil             nil
Gregory Dunn             nil          nil        nil           nil              nil             nil             nil

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
          RELATED STOCKHOLDER MATTERS

The following  table sets forth  certain  information  concerning  the number of shares of our common  stock owned  beneficially  as of November 17, 2010 by: (i)
each person  (including  any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our officers and  (iv)  our  officers  and  directors  as a group.  Each  stockholder  listed possesses sole voting and investment power with respect to the shares shown.

                                                                        Amount and nature          Percentage of
Title of class          Name and address of beneficial owner (2)      of beneficial owner            class (1)
--------------          ----------------------------------------      -------------------            ---------

Common Stock            Richard Beltzhoover (3)
                        Carmel, Indiana, USA                               5,919,800                  13.53

Common Stock            Greg Jarman (4)
                        Rushville, Indiana, USA                            1,633,855                   3.73

Common Stock            Don Prest (7)
                        Vancouver, Canada                                    227,143                   0.5

Common Stock            David Bradford
                        Angola, Indiana, USA                                     nil                    Nil

Common Stock            Paul Brock
                        Vancouver, Canada                                        nil                    Nil

Common Stock            Richard Reahard
                        Carmel, Indiana, USA                               4,971,648                  11.36

Common Stock            William Herdrich (6)
                        Rushville, Indiana, USA                              499,248                   1.14

Common Stock            All executive officers and directors
                        as a group (seven persons)                        13,251,694                  30.29

Shareholders of Greater than 5% of Issued and Outstanding Stock

Common Stock            Schwarz Partners LLC (5)                           5,515,059                  12.61

----------
(1)  Based on  43,745,414  shares of common stock issued and  outstanding  as of
     November 17, 2010.  Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly,  through any contract,  arrangement,  understanding,  relationship,  or otherwise has or shares:  (i) voting power,  which  includes the power to vote, or to direct the voting of shares;  and (ii) investment power,  which includes the power to dispose  or direct the  disposition  of  shares.  Certain  shares may be deemed to be  beneficially  owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition,  shares  are deemed to be  beneficially  owned by a person if the person has the right to acquire the shares (for  example,  upon exercise of an  option)  within  60 days of the date as of  which  the  information  is provided.  In computing the percentage  ownership of any person, the amount
     of  shares   outstanding   is  deemed  to  include  the  amount  of  shares
     beneficially owned by such person (and only such person) by reason of these acquisition rights.
(2)  The  address of the  executive  officers  and  directors  is c/o  Omnicity,
     Incorporated, 807 South SR 3, Rushville, Indiana, USA, 46173.
(3)  Richard  Beltzhoover  is the  beneficial  owner of 892,612  shares owned by
     Insul Reps  Profit  Sharing  Plan and 225,912  shares  owned by Insul Reps,
     Inc.,  and  43,000  shares  owned by  Linda  Beltzhoover,  wife of  Richard
     Beltzhoover.
(4)  Greg Jarman is a beneficial owner of 11,143 shares owned by Lea Ann Jarman.
     (5) John Schwarz is beneficial owner of Schwarz Partners LLC.
(6)  William Herdrich is the beneficial owner of 321,448 shares owned by Capital
     Investors Limited.
(7)  Don Prest beneficially owns one-third of FBP Capital Corp.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

The  table  set  forth  below  presents   information  relating  to  our  equity
compensation plans as of the date of July 31, 2010:

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

Paul Brock,  William  Herdrich  and Greg Dunn are  independent  directors of the
Company as provided in the listing standards of the American Stock Exchange.

TRANSACTIONS

TRANSACTIONS WITH WILLIAM HERDRICH:

Included in accrued  liabilities at July 31, 2009 was $56,294 owing to Rushville
Internet  Services,  LLC  ("RIS")  which  represented  amounts  due to RIS under certain lease agreements.  The Company and RIS have shareholders in common.  The shareholders of RIS agreed to wind-up RIS and sell its assets to the Company for
$125,000.  The Company received their assets, being wireless equipment and tower infrastructures,  having a fair value of  $68,706,  and to settle  inter-company debt of $56,294.  All shareholders of RIS accepted to receive  restricted common shares of the Company.  On October 13, 2009 the Company  issued  268,818  common shares to the shareholders of RIS at a fair value of $0.465 per common share.

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

On November 23, 2009 the Company received $150,000 from a Riverpoint  Financial,
LLC., a company  controlled  by Mr.  Herdrich  and issued a promissory  note due
January 1, 2011,  unsecured  and bearing  interest at 9% per annum with interest payable  quarterly.  On  April  20,  2010 the  Company  received  $225,000  from
Riverpoint  Financial,  LLC  pursuant to a sale of towers.  The towers had a net book  value of  $184,281  and the  Company  recorded a gain on sale of assets of
$40,719.

TRANSACTIONS WITH GREG DUNN:

None.

TRANSACTIONS WITH PAUL BROCK:

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Weaver & Martin, LLC served as our independent registered public accounting firm and audited our  consolidated  financial  statements  for the fiscal years ended
July 31, 2010 and 2009. Aggregate fees for professional  services rendered to us by our current and predecessor auditors are set forth below:

                          Year Ended Year Ended
                             July 31, 2010               July 31, 2009
                             -------------               -------------

Audit Fees                      $28,500                     $28,250
Audit-Related Fees              $12,100                     $ 6,800
Tax Fees                        $   nil                     $   nil
All Other Fees                  $   nil                     $   nil
                                -------                     -------

Total                           $40,600                     $26,800
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

TAX FEES

Tax fees  include  fees billed by our  independent  principal  auditors  for tax compliance, tax advice and tax planning.

ALL OTHER FEES

All other fees include  fees billed by our  independent  principal  auditors for products or services other than as described in the immediately  preceding three categories.

POLICY ON PRE-APPROVAL OF SERVICES PERFORMED BY INDEPENDENT AUDITORS

It is our Board of Directors'  policy to pre-approve  all audit and  permissible non-audit  services  performed  by the  independent  auditors.  We approved  all services that our independent  principal  accountants provided to us in the past two fiscal years.

ITEM 15. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit No.                         Description
-----------                         -----------

 10.1          Promissory Notes between Company and Richard Beltzhoover and
               Insulreps Profit Sharing Plan all dated July 15, 2010

 10.2          Asset Purchase Agreement with USppp, Inc.

 10.3          Memorandum of Understanding between Company and Tipmont Holding,
               Inc. to convert

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

                                   OMNICITY CORP.

                                   By: /s/ Greg Jarman
                                       -----------------------------------------
                                       Greg Jarman
                                       Chief Executive Officer, President, and
                                       a director
                                   Date: November 17, 2010

                                   By: /s/ Don Prest
                                       -----------------------------------------
                                       Don Prest
                                       Chief Financial Officer and a director
                                   Date: November 17, 2010

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

Signature                                                   Title                                         Date
---------                                                   -----                                         ----

/s/ Richard Beltzhoover                      Chairman of the Board and Director                     November 17, 2010
----------------------------------
Richard Beltzhoover

/s/ Greg Jarman                              President, Chief Executive Officer and Director        November 17, 2010
----------------------------------
Greg Jarman

/s/ Don Prest                                Chief Financial Officer and Director                   November 17, 2010
----------------------------------
Don Prest

/s/ David Bradford                           Chief Operating Officer and Director                   November 17, 2010
----------------------------------
David Bradford

/s/ Paul Brock                               Director                                               November 17, 2010
----------------------------------
Paul Brock

/s/ Greg Dunn                                Director                                               November 17, 2010
----------------------------------
Greg Dunn

/s/ Bill Herdrich                            Director                                               November 17, 2010
----------------------------------
William Herdrich

/s/ Richard Reahard                          Director                                               November 17, 2010
----------------------------------
Richard Reahard

