Form 10-Q
period 2010-10-31
OMNICITY CORP.
filed 2010-12-15
CIK 1411586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2010

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

(765) 570-4221
(Registrant’s telephone number, including area code)

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
Yes [   ]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]    No   [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of December 15, 2010, there were 43,745,414 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Omnicity Corp.
Consolidated Balance Sheets
As at October 31, 2010 (Unaudited) and July 31, 2010

	October 31, 2010 $	July 31, 2010 $
Assets

Current Assets:
Cash	1,246	39,405
Accounts receivable, net	283,870	273,387
Prepaid expenses and deposits	4,722	14,409

Total Current Assets	289,838	327,201

Property and Equipment (Note 3)	2,454,197	2,425,092
Deposits and Other Assets (Note 4)	125,094	125,094
Customers’ Relationships (Note 5)	2,882,523	2,973,713

Total Assets	5,751,652	5,851,100

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	1,325,327	1,267,413
Accrued liabilities (Note 6)	492,651	398,410
Short-term notes payable (Note 7)	1,096,805	942,050
Current portion of long-term debt (Note 8)	1,441,333	1,455,137
Current portion of capital lease obligations (Note 12)	56,654	74,569

Total Current Liabilities	4,412,770	4,137,579

Capital Lease Obligations (Note 12)	22,586	25,929
Long-term Debt (Note 8)	2,930,577	2,931,844

Total Liabilities	7,365,933	7,095,352

Nature of Operations and Continuance of Business (Note 1)
Legal Proceedings (Note 13)

Stockholders' Deficit:

Common Stock, par value $.001, 1,540,000,000 shares authorized, 43,745,414 and 43,445,418 issued and outstanding, respectively (Note 10)	43,745	43,445
Common Stock Subscribed and/or Reserved (Note 11)	232,500	232,500
Additional Paid-in Capital	8,679,851	8,650,151
Deficit	(10,570,375)	(10,170,348)

Total Stockholders' Deficit	(1,614,279)	(1,244,252)

Total Liabilities and Stockholders' Deficit	5,751,653	5,851,100

(See accompanying notes to these consolidated financial statements)

Consolidated Statements of Operations
For the Three Months Ended October 31, 2010 and 2009
(Unaudited)

	$2010	$2009

Sales, net	1,261,861	617,000

Expenses:
Service costs	87,905	14,098
Plant and signal delivery	439,036	338,270
Marketing and sales	1,762	2,276
General and administration	171,421	293,694
Salaries and benefits	523,302	410,835
Depreciation and amortization	315,677	170,258

Total Expenses	(1,539,103)	(1,229,431)

Loss from Operations	(277,242)	(612,431)

Other Income (Expense):
Other income	603	46,728
Gain on sale of assets, net	5,500	-
Financing expense	(10,505)	-
Interest	(118,303)	(78,433)

Total Other Income (Expense)	(122,785)	(31,705)

Net Loss	(400,027)	(644,136)

Net Loss per Share – Basic and Diluted	(.01)	(.02)

Weighted Average Shares Outstanding – Basic and Diluted	43,279,000	38,256,000

(See accompanying notes to these consolidated financial statements)

Omnicity Corp.
Consolidated Statements of Cash Flows
For the Three Months Ended October 31, 2010 and 2009
(Unaudited)

	$2010	$2009

Cash flows from (to) operating activities:
Net loss	(400,027)	(644,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	315,677	170,258
Interest expense accreted	26,680	-
Expenses settled with equity	30,000	-
Interest and expenses capitalized to long-term debt	12,851	-
(Increase) decrease in:
Accounts and other receivable	(10,483)	13,227
Prepaid expenses	9,687	108,883
Increase (decrease) in:
Accounts payable and accrued liabilities	152,848	63,675

Net cash from (used in) operating activities	137,233	(288,093)

Cash flows from (to) investing activities:
Increase in deposits	-	(4,007)
Increase in cost of customers’ relationships	(30,827)	-
Acquisition of property and equipment	(222,765)	(122,405)

Net cash used in investing activities	(253,592)	(126,412)

Cash flows from (to) financing activities:
Proceeds from short-term notes	165,000	148,871
Repayment of short-term notes	(10,938)	(63,307)
Related party repayment (advance)	-	(4,100)
Proceeds from long-term debt	-	37,399
Repayment of long-term debt and capital lease obligations	(75,862)	(123,529)
Proceeds from common stock subscriptions	-	1,020,000

Net cash provided by financing activities	78,200	1,015,334

(Decrease) increase in cash	(38,159)	600,829
Cash, beginning of period	39,405	159,119

Cash, end of period	1,246	759,948

Supplemental cash flow information:
Cash paid for interest	51,202	48,433
Cash paid for income taxes	-	-

Supplemental disclosure of non-cash investing and financing activities:
Warrants issued pursuant to a financing arrangement	-	63,132

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated substantial revenues but has sustained losses since inception and has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary debt and/or equity financing to fund its growth strategy, pay debt when due, to continue operations, and to attain profitability. As at October 31, 2010, the Company had a working capital deficit of 4,122,932 and a stockholders’ deficit of $1,614,279. All of these factors combined raises substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Although the Company is operationally cash flow positive as at October 31, 2010, the Company must continue to address its liquidity and working capital issues. The Company continues to raise additional capital through the issuance of short-term and long-term debt and equity to private investors to maintain its aggressive acquisition strategy, increase its organic growth and to repay principal and interest when due. Management believes this additional capital and the expanded customer base through acquisitions and organic growth will provide the Company the opportunity to increase its operational cash flow and ultimately to be profitable over the next twelve months.

2.    Significant Accounting Policies

Interim Unaudited Financial Statements

These interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for SEC Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the years ended July 31, 2010 and 2009 included in the Company’s Form 10K filed on November 17, 2010 with the SEC. The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at October 31, 2010, and the results of its operations for the three months ended October 31, 2010 and 2009 and the results of its cash flows for the three months ended October 31, 2010 and 2009. The results of operations for the three months ended October 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Fair Value

The Company’s financial instruments consist principally of notes payable and convertible debentures.   Notes payable and convertible debentures are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of notes payable and convertible debentures based on the effective yields of similar obligations. The Company believes all of the financial instruments’ recorded values approximate fair market value because of their nature and respective durations.

The Company complies with the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), previously referred to as SFAS No. 157.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. ASC 820-10-35, “Fair Value Measurements and Disclosures - Subsequent Measurement” (“ASC 820-10-35”), clarifies that fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10-35 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.  The Company also follows ASC 825 “Interim Disclosures about Fair Value of Financial Instruments”, previously referred to as FAS 107-1 to expand required disclosures.

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

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation based on estimated useful lives utilizing the straight-line method. The Company capitalizes costs associated with the construction of new transmission facilities. Capitalized construction costs include materials, labor and interest. The Company’s methodology for capitalization of internal construction labor and internal and contracted third party installation costs (including materials) utilizes actual costs. Materials and external labor costs associated with construction activities are capitalized based on amounts invoiced to the Company by third parties.

Computers and wireless equipment also consists of spare equipment and supplies not put in use such as radios, antennas, cable and wire and is stated at the lower of cost (first-in, first-out basis) or market.  The spare electronic equipment is maintained to provide replacement parts when and if needed in a short time period to provide minimal service disruption to customers in the event of a parts failure and to install new customers’ premises equipment timely when ordered. Spare equipment and supplies are not depreciated until put into use.

Improvements that extend asset lives are capitalized. Other repairs and maintenance costs are charged to operations as incurred. Estimated useful lives for property and equipment are as follows:

Description	Life

Computer and wireless equipment	3 years
Towers and infrastructures	5 years
Furniture and fixtures	7 years
Vehicles	5 years
Software	3 years

The Company periodically evaluates the useful lives of its property and equipment. The Company’s property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net undiscounted cash flows expected to be generated by the related assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount the carrying value exceeds the fair market value of the assets. No impairment was recorded at October 31, 2010 or July 31, 2010.

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

Revenue Recognition

The Company charges a recurring subscription fee for providing wireless broadband services to its subscribers. Revenue from service is recognized as monthly services are rendered in accordance with individual customer arrangements. Credit risk is managed by disconnecting services to customers whose accounts are delinquent for a specified number of days. Consistent with SFAS No. 51, installation revenue obtained from the connection of subscribers to the system is recognized in the period installation services are provided to the extent of related direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the system. From time to time, the Company enters into barter arrangements whereby it provides certain customers with wireless broadband services in exchange for use of towers and equipment owned by customers. Revenue and expenses recorded under barter arrangements was $31,674  (2009 - $22,554).

Basic and Diluted Net Income (Loss) Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no stock options or common equivalent shares outstanding at October 31, 2010 and 2009 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. Total potentially dilutive common shares, relating to stock purchase warrants issuable in the future, as at October 31, 2010 totals 10,666,730 including 5,614,929 common shares issuable on the exercise of warrants, 4,285,714 common shares issuable if the $1,500,000 convertible debenture is converted into common shares at $0.35 per share and 766,087 common shares to be issued in connection with the completion of two asset purchase agreements.

3.    Property and Equipment

Property and equipment consists of the following:

	October 31, 2010 $	July 31, 2010 $

Computer and wireless equipment	1,190,047	1,094,215
Tower equipment, infrastructures and house drops	1,546,614	1,441,707
Fiber build-out and test equipment	142,560	121,601
Furniture and fixtures	75,075	74,562
Vehicles	168,629	168,629
Software	78,841	78,841

	3,201,766	2,979,555
Less: accumulated depreciation	(1,155,255)	(961,595)

	2,046,511	2,017,960
Land	15,553	15,000
Network replacement parts not put in use	392,132	392,132

Property and equipment, net	2,454,196	2,425,092

4.    Deposits and Other Assets

Deposits and other assets consist of the following:

	October 31, 2010 $	July 31, 2010 $

Operating lease deposits	86,682	86,682
Other long-term deposits	38,412	38,412

	125,094	125,094

5.    Customers’ Relationships

The carrying value of customers’ relationships acquired consists of:

	October 31, 2010 $	July 31, 2010 $

Capitalized value	3,436,993	3,406,167
Less: accumulated amortization	(554,470)	(432,454)

Customers’ relationships, net	2,882,523	2,973,713

6.    Accrued Liabilities

	October 31, 2010 $	July 31, 2010 $

Accrued interest	242,445	184,838
Payroll and severance liabilities	212,777	177,090
Real property and sales taxes and other accruals	37,429	36,482

	492,651	398,410

7.    Short-term Notes Payable

	October 31, 2010 $	July 31, 2010 $

Notes payable, due on demand, unsecured and bearing interest at rates between 8% and 9.5% per annum (a $20,000 note does not bear interest).	330,000	340,000

Notes payable to the Chairman of the Board of the Company and a company beneficially owned bearing interest at 8% per annum.	49,755	35,000

Notes payable due to a director and a company controlled by a director. A $150,000 note is due January 1, 2011, unsecured and bearing interest at 9% per annum with interest payable quarterly. A note for $50,000 has no terms of repayment.	200,000	150,000

Notes payable due to a director, unsecured, $30,000 note due on March 27, 2011 and bearing interest at 8% per annum. A note for $100,000 has no terms of repayment and is due on demand.	130,000	30,000

Vendor Note, unsecured and bearing interest at 5% per annum. See Note 15 for legal proceedings.	326,000	326,000

Vendor Note, unsecured, bearing interest at 5% and repayable in 4 quarterly instalments of $2,762 plus interest with first payment due September 28, 2010.	11,050	11,050

Vendor Note, unsecured, non-interest bearing and due on August 20, 2010. See Note 13 for legal proceedings.	50,000	50,000

	1,096,805	942,050

8.    Long-term Debt

	October 31, 2010 $	July 31, 2010 $

Notes payable to Jay County Development Corporation. Non-interest bearing, repayable monthly based on the number of subscribers in Jay County, Indiana. Collateralized by certain equipment located in Jay County. Principal is currently repayable at $500 per month.	290,911	291,411

Notes payable to Wabash Rural Electric Membership Cooperative (“Wabash”). Six separate notes were renewed pursuant to a Memorandum of Understanding effective September 24, 2009. Interest rates are between 5.7% and 7.45% annually and are collateralized by certain equipment in Wabash County, Indiana.	599,038	590,247

Note payable to Muncie Industrial Revolving Loan Fund Board. Repayable in monthly instalments of principal and interest of $4,570, matures on December 13, 2011, at which time the loan will be reviewed by Muncie’s Board of Directors. This note is collateralized by certain equipment in Muncie County and Delaware County, Indiana.	249,225	249,225

Note payable to Star Financial Bank. Interest is paid monthly at 8.6% per annum. This note was due February 1, 2010. This loan is collateralized by certain equipment and is guaranteed by the State of Indiana as to 80% of the loan.	179,749	187,846

Unsecured notes payable to the Chairman of the Company, the son of the Chairman of the Company and to companies controlled by the Chairman. (See Note 9 (d) for repayments over the next five years).	198,925	210,755

Convertible 8% debenture having a face value of $1,500,000 issued to a director including warrants to acquire up to 1,500,000 common shares at $0.50 per share expiring December 24, 2014. The debenture is convertible into common shares at a price of $0.35 per common share up to December 24, 2014.	927,369	900,689

Unsecured notes payable to a director of the Company, interest only at 8% and maturing April 2012.	470,000	470,000

Unsecured notes payable to a director of the Company. Repayable in monthly instalments of principal and interest totalling $4,613. Interest is 10% per annum.	48,594	59,644

Debentures, 8% interest paid quarterly of which $20,000 is due to a director of the Company. Various maturities between January, 2011 and June, 2012.	190,000	190,000

Unsecured vendor and investor notes payable with monthly or quarterly payments of principal and interest ranging from 5% to 10%. (See Note 13 for two long-term vendor notes that are subject to legal proceedings).	1,218,098	1,237,164

Total	4,371,909	4,386,981
Less: current portion	1,441,333	1,455,137

Long-term portion	2,930,576	2,931,844

Long-term debt principal repayments due over the next five years are as follows:

Year	$	Year	$

2011	1,441,333	2014	166,898
2012	1,114,789	2015	1,050,895
2013	184,971	Thereafter	409,289

9.  Related Party Transactions and Balances

a)     The Company’s capital lease obligations relate to assets leased from the Chairman of the Company or a company beneficially owned by the Chairman of the Company, totalling $48,087 (July 31, 2010 - $58,186 (See Note 12).

b)     Unsecured notes payable to the Chairman of the Company and the son of the Chairman of the Company and to companies controlled by the Chairman, total $248,680 (July 31, 2010 - $245,755).

10.  Common Stock

a)     The Company issued 299,996 common shares at $0.15 per share to settle an amount owing of $30,000 pursuant to a Services Agreement dated June 29, 2010;

b)     The Company is committed to issue 766,087 common shares pursuant to two completed asset purchase agreements to settle $232,500 of common share commitments.

11.  Warrants and Other Potentially Dilutive Securities

As at October 31, 2010 the Company has common share purchase warrants issued and outstanding to purchase up to 5,614,929 common shares at an average exercise price of $.50 per common share having an average remaining life of 2.29 years as follows:

Exercise Price	Expiry Date
# $

1,199,408.50	May 8, 2011
100,000.50	June 24, 2011
4,287.50	September 17, 2011
2,000,000.50	November 10, 2011
139,420.50	November 13, 2011
155,556.45	December 1, 2011
77,569.51	February 17, 2019
184,914.58	March 27, 2019
139,490.56	July 14, 2019
114,285.50	April 29, 2011
1,500,000.50	December 24, 2014

5,614,929

Pursuant to an 8% convertible debenture having a face value of $1,500,000, interest payable quarterly, the Company has reserved up to 4,285,714 common shares to be issued upon conversion at $0.35 per share.

The Company is committed to issue 766,087 common shares pursuant to two completed asset purchase agreements to settle $232,500 of common share commitments. These shares will be issued upon receipt of required documents from the vendors.

12.  Lease Obligations

Future minimum lease payments for equipment acquired under non-cancellable capital leases and operating leases with initial terms of more than one year are as follows:

The principal portion of capital lease obligations is to be repaid as follows:

	Capital Leases	Operating Leases
Year ending July 31,	$	$

2011	62,760	375,963
2012	17,829	195,673
2013	6,814	-

Total minimum lease payments	87,403

Less: amounts representing interest	8,163

Present value of net minimum lease payments	79,240
Less: current portion	56,654

Long-term capital lease obligations	22,586

$

2011	56,654
2012	16,089
2013	6,497

13.  Legal Proceedings

The Company has been served with two Complaints filed with the Rush Circuit Court in the State of Indiana dated August 25, 2010 and September 1, 2010 and one Complaint filed with the Holmes County Court in the State of Ohio dated September 16, 2010. The plaintiffs have made claims against the Company for failure to make required instalment payments that were due pursuant to promissory notes. The Company has recorded all debt relating to these claims as current liabilities under current portion of long-term debt. On September 14, 2010 the Company filed an Appearance and Notice of Extension of Time to answer the Complaints. On November 8, 2010 the Company filed an Answer and Counterclaim with the Holmes County Court. This Answer and Counterclaim includes counterclaims for various damages, including punitive damages, suffered by the Company and also seeks an injunction. Also on November 8, 2010 the Company filed an Answer to one of the Rush Circuit Court Complaints and is in the process of filing the second Answer. As the Company has recorded all amounts owing as current liabilities the Company expects to receive favourable outcomes on all three legal proceedings mentioned above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this report under “Risk Factors”.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this report.  Forward-looking statements in this report include, among others, statements regarding:

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

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf.  Important factors that you should also consider, include, but are not limited to, the factors discussed under “Risk Factors” in this report.

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

Future Financing Requirements

  develop and expand, through organic growth, the subscriber base through our sales and marketing programs, to increase our number of  sales teams in the field, and to launch new marketing initiatives tailored to specific markets;
  acquire, and transition into our operations assets of competing WISP operators and expand our network in Indiana , Ohio, and other states, and continue expansion into all of Midwest USA by identifying strategic regional acquisitions;
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

At October 31, 2010, we had cash of $1,000 and a working capital deficit of $4,123,000.  A total of $165,000 was loaned to the Company by related parties during the three months ended October 31, 2010. We estimate that approximately $6 million will be required during the remainder of the year ended July 31, 2011 to finance our short-term working capital deficit and to finance the expansion of, and the addition of subscribers through acquisition to, our existing and to be acquired network infrastructures. A total of $1 million will be required for working capital purposes, $1.5 million for organic growth and $3.5 million for acquisitions. Upon closing our second large acquisition in Ohio at the end of March, 2010, and with a reduction of employees, we became operationally cash flow positive and will require no additional funds to finance operational deficits. We will continue to seek a combination of equity and long-term debt financing as well as other traditional cash flow and asset backed financing to meet our financing needs and to reduce our overall cost of capital. Additionally, in order to accelerate our growth rate and to finance general corporate activities, we may supplement our existing sources of funds with financing arrangements at the operating system level or through additional borrowings, joint ventures or other off balance sheet arrangements. As a further capital resource, we may sell or lease certain wireless rights or assets from our portfolio as appropriate opportunities become available. However, there can be no assurance that we will be able to obtain any additional financing, on acceptable terms or at all.

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

Results of Operations

Three months ended October 31, 2010 and 2009

The following table sets forth certain financial information relating to the Company for the three months ended October 31, 2010 (“2010”) and October 31, 2009 (“2009”). The financial information presented has been rounded to the nearest thousand $ and is derived from the unaudited interim consolidated financial statements included under Item 1 in this Form 10-Q.

	Three Months Ended October 31, 2010 $	Three Months Ended October 31, 2009 $

Sales, net	1,262,000	617,000

Expenses:
Service costs	88,000	14,000
Plant and signal delivery	439,000	338,000
Marketing and sales	2,000	2,000
General and administration	171,000	294,000
Salaries and benefits	523,000	411,000
Depreciation and amortization	316,000	170,000

Total Expenses	1,539,000	1,229,000

Loss from Operations	(277,000)	(612,000)

Other Income (Expense):
Other income	1,000	47,000
Gain on sale of assets, net	5,000	-
Financing expense	(11,000)	-
Interest expense	(118,000)	(79,000)

Total Other Income (Expense)	(123,000)	(32,000)

Net Loss	(400,000)	(644,000)

Net Loss per Share – Basic and Diluted	(.01)	(.02)

The following discussion should be read in conjunction with the unaudited interim consolidated financial statements (including the notes thereto) included under Item 1 in this Form 10-Q.

Revenues

The Company's revenues for 2010 increased by $645,000 to $1,262,000 (2009 - $617,000) an increase of 105%. These significant increases were achieved mainly through our Lightspeed and BrightChoice Ohio acquisitions and through organic growth. The number of subscribers stayed constant at 11,500 during the three months ended October 31, 2010. This subscriber count does not differentiate a subscriber, for example, one school, hospital or business subscriber is counted as one subscriber. On an equivalent subscriber unit basis we stayed constant at 12,350 during the three months ended October 31, 2010. This is important to note because going forward the Company will be adding schools, hospitals and business accounts at an accelerated rate. The Company receives revenue mainly from monthly service and modem rental fees collected from its subscribers. The Company’s installation revenue, while representing 6% of revenues currently, is expected to increase rapidly as we complete current financing arrangements and, as a result, we expand our marketing efforts. The Company also receives web hosting fees, fiber construction project fees and late fees which together represent less than 1% of total revenue. The Company expects revenues to increase rapidly as a result of organic growth, planned acquisitions and increase in average revenue per unit (“ARPU”).

Operational Expenses

Operational expenses include service costs, plant and signal delivery, marketing and sales, general and administration and salaries and benefits, stock based compensation and depreciation and amortization.

Service costs include the cost of billing and collection, the cost of buying DSL service and the cost of providing Lifeline and satellite services in Ohio. During 2010, service costs increased by $74,000 to $88,000 (2009 - $14,000). This increase was due mainly to the acquisition of Bright Choice, Inc. in Ohio. Approximately two-thirds of Bright Choice revenue comes from satellite and Lifeline services which started in April, 2010. The increase also comes from an increase in the number of customers accounts offset by a decrease in the cost of collection.

Plant and signal delivery expenses include the rental of towers, the cost of internet transmission (“backhaul”) the cost of installing equipment on the towers and at customers’ premises (“housedrops”) and the operating lease costs of housedrop or tower equipment. We currently have a portfolio of transmission rights covering 452 tower sites located principally in Indiana and Ohio. These markets represent approximately 434,000 households, approximately 369,000 of which are believed to be serviceable by line-of-sight transmissions from Omnicity antenna locations. During 2010, plant and signal delivery expenses increased by $101,000 to $439,000 (2009 - $338,000), an increase of 30%. The increase in revenues was 105% during this period. As subscribers are added to the network the incremental cost of providing our signal to that subscriber is lower. This increase was due mainly to the increase in the number of towers under rental arrangements, the amount of backhaul needed to service the increase in subscribers, the increase in tower and customer premises equipment being leased pursuant to operating lease arrangements and the increase in customer installations. Plant and signal delivery costs per customer will significantly decrease as the Company populates its towers with customers. The Company, on average, has a penetration of approximately 4% of homes passed whereas the minimum target penetration is at least 20% (>74,000 subscribers) which is the penetration rate in the Wabash REMC coverage area.

Marketing and sales expenses include REMC fees, advertising and preparation of marketing materials. During 2010, marketing and sales expenses stayed constant at $2,000. Marketing and sales expenses are expected to significantly increase during 2011 as the Company increases its marketing plan to significantly increase organic growth. The Company now has four full-time sales people, which costs are included in salaries and benefits.

General and administration expenses include professional fees (legal, audit, accounting and outside professional consulting), investor relations consulting fees, office expenses (including rent, property tax, utilities, telephone and insurance), travel and automobile, software fees and fees associated with late payments and bank charges. During 2010, general and administration expenses decreased by $122,000 to $171,000 (2009 - $294,000), a decrease of 42%. Travel and automobile expenses decreased by $7,000 to $13,000 (2009 - $20,000); fees associated with late payments and bank charges increased by $7,000 to $21,000 (2009 - $14,000); telephone costs increased by $7,000 to $28,000 (2009 - $21,000); rent increased by $6,000 to $26,000 (2009 - $20,000); investor relations expenses decreased by $105,000 to $5,000 (2009 - $110,000) and professional fees decreased by $20,000 to $14,000 (2009 - $34,000). General and administration expenses are not expected to increase significantly in 2011 in relation to increased revenue. As the Company grows, general and administration expenses become significantly lower on a percentage of revenue basis.

Salaries and benefits for 2010 have increased by $112,000 to $523,000 (2009 - $411,000) an increase of 27% while revenue increased by 105%. This increase is mainly due to the additional costs associated with hiring of senior and middle management to oversee the acquisition, marketing, financial reporting and operations teams. Our staff has been rationalized during the quarter ended July 31, 2010 and staffing levels have remained constant at 49 full-time employees as at October 31, 2010. The Company does not expect to increase its number of employees significantly during 2011, except for certain key people to be brought on as a result of acquisitions and increasing the number of marketing teams we have in current and new regions brought on through acquisitions. Installations are now contracted out to an independent contractor. The Company continues to upgrade its employees as better trained personnel become available through acquisitions.

Depreciation and amortization for 2010 increased by $145,000 to $316,000 (2009 - $170,000). This increase was attributed to an increase in amortization of customers’ relationships of $53,000 to $122,000 (2009 - $69,000) and an increase in depreciation of our network system, automobiles, software and office equipment of $92,000 to $193,000 (2009 - $101,000).

Other Income and Expense

Interest expense for 2010 increased by $40,000 to $118,000 (2009 - $78,000). The increase was a result of increased short-term and long-term debt levels. Interest expense will increase in 2010 as the Company plans to finance a portion of its growth through the issuance of debt instruments. The Company will also issue short-term and long-term notes as part consideration of planned acquisitions.

Financing expenses are costs associated with consultants hired to secure additional debt and/or equity financing for the Company. Once equity financing is secured the related cost will reduce the proceeds of the equity instrument issued. Financing expense for 2010 increased by $11,000 to $11,000 (2009 - $nil). The increase was a result of the Company hiring financial consultants to assist the Company in raising capital.

Net Loss

The net loss for 2010 decreased by $244,000 to $400,000 (2009 - $644,000). This decrease in loss was due to the 105% increase in revenues while expenses increased at a lower rate and will continue to increase at an incrementally lower rate, as a percentage of revenue, as we expand through acquisitions and organic growth. To highlight this trend our first quarter earnings before interest, income taxes, depreciation and amortization (“EBITDA”) was positive $40,000 as compared to a negative $17,000 fourth quarter 2010.

Liquidity and Capital Resources

The Company completed its acquisition of Omnicity, Incorporated on February 17, 2009. Prior to this the Company was a dormant early exploration stage company with no operations. Since then, the Company's acquisition and transition teams have acquired and folded in ten WISP's increasing its subscriber base from 1,800 to 11,500 as at October 31, 2010. See discussion under “Revenues” above for our increase in cash flow from our customers.

	October 31, 2010	July 31, 2010
	$	$

Cash	1,000	39,000
Working Capital (Deficiency)	(4,123,000)	(3,810,000)
Total Assets	5,752,000	5,851,000
Total Liabilities	7,366,000	7,095,000
Stockholders’ Deficit	(1,614,000)	(1,244,000)

Cash to Operating Activities

During 2010, operating activities generated cash of $137,000 (2009 – used cash of $288,000). Our loss for 2010 was $400,000 (2009 - $644,000), which included: a non-cash outlay for interest expense accreted of $27,000 (2009 - $nil); expenses settled with equity or debt $43,000 (2009 - $nil); depreciation and amortization of $316,000 (2009 - $170,000); for a net cash outflow of $15,000 (2009 - $474,000) before changes in working capital items. Our accounts receivable have increased by $10,000 (2009 – decreased by $13,000) due to our increase in customer base in Indiana during 2009 and Indiana and Ohio during 2010. Prepaid expenses decreased by $9,000 (2009 – $109,000). Our accounts payable and accrued liabilities have increased by $153,000 (2009 - $64,000) due to our operations being partially financed by our creditors. We plan to decrease our reliance on creditor support as we secure additional financing.

Cash to Investing Activities

Our business is a capital intensive business. Since inception, the Company has expended funds to lease or otherwise acquire transmission site rights in various locations and markets, to construct the existing network tower infrastructures and house drops to the customers’ premises and to finance initial operating losses. The Company intends to expand the existing systems and launch additional wireless systems and will require additional funds. The Company estimates that a launch by it of a wireless internet provider system in a typical new tower location will involve the expenditures for wireless internet system transmission equipment and incremental installation costs per subscriber for customer premise equipment. As a result of these costs, operating losses are likely to be incurred by a system during the roll-out period.

During 2010, investing activities used net cash of $254,000 (2009 - $126,000). We acquired tower and customers’ premises equipment totalling $223,000 (2009 - $122,000). We increased our cost of customers’ relationships by $31,000 (2009 - $nil).

Cash from Financing Activities

During 2010, financing activities provided cash of $78,000 (2009 - $1,015,000). Proceeds of nil (2009 - $1,020,000) was received from common stock subscriptions. During 2010, proceeds of $165,000 (2009 - $149,000) were received from short-term loans and $nil (2009 - $37,000) from long-term debt. We repaid $87,000 (2009 - $191,000) of short-term debt, long-term debt and capital lease obligations.

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

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on this assessment, management determined that, during the quarter ended October 31, 2010, our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules, as more fully described below.  This was due to deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls and that may be considered to be material weaknesses.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company has been served with a Complaints filed with the Rush Circuit Court in the State of Indiana dated August 25, 2010. The plaintiff has made claims against the Company for failure to make required instalment payments that were due pursuant to promissory notes. The Company has recorded all debt relating to this claim as a current liability. On September 14, 2010 the Company filed an Appearance and Notice of Extension of Time to answer the Complaint. On November 8, 2010 the Company filed an Answer to this Complaint. This Answer denied certain allegations due to breach by the vendor of the Asset Purchase Agreement entered into. The Company expects to receive a favourable outcome.

The Company has been served with a Complaint filed with the Rush Circuit Court in the State of Indiana dated September 1, 2010. The plaintiff has made claims against the Company for failure to make required instalment payments that were due pursuant to promissory notes. The Company has recorded all debt relating to this claim as a current liability. On September 14, 2010 the Company filed an Appearance and Notice of Extension of Time to answer the Complaints. The Company is in the process of filing an Answer to this Complaint which will include a denial of certain allegations due to breach by the vendor of the Asset Purchase Agreement and expects to receive a favourable outcome.

The Company has been served with a Complaint filed with the Holmes County Court in the State of Ohio dated September 16, 2010.  The plaintiff has made claims against the Company for failure to make required instalment payments that were due pursuant to promissory notes. The Company has recorded all debt relating to this claim as a current liability. On November 8, 2010 the Company filed an Answer and Counterclaim with the Holmes County Court. This Answer and Counterclaim includes counterclaims for various damages, including punitive damages, suffered by the Company and also seeks an injunction. The Company expects to receive a favourable outcome.

Item 1A. Risk Factors.

Not required because we are a smaller reporting company.

Item 2.   Unregistered Sales of Equity Securities.

On August 16 and October 31, 2010 we issued an aggregate of 299,996 common shares to three individuals pursuant to an Agreement for services rendered.  We relied on exemptions from registration under the Securities Act provided by Rule 506 for U.S. accredited investors.

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

OMNICITY CORP.
By:	/s/ Greg Jarman Greg Jarman Chief Executive Officer and a Director (Principal Executive Officer) Date: December 15, 2010

/s/ Don Prest Don Prest Chief Financial Officer and a Director (Principal Financial Officer and Principal Accounting Officer) Date: December 15, 2010