Form 10-Q
period 2011-01-31
OMNICITY CORP.
filed 2011-05-12
CIK 1411586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended January 31, 2011

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
Yes [  ]    No   [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of May 10, 2011, there were 43,745,414 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Omnicity Corp.
Consolidated Balance Sheets
As at January 31, 2011 (Unaudited) and July 31, 2010

	January 31, 2011 $	July 31, 2010 $
Assets

Current Assets:
Cash	31,250	39,405
Accounts receivable, net	314,000	273,387
Prepaid expenses and deposits	28,613	14,409

Total Current Assets	373,863	327,201

Property and Equipment (Note 3)	2,485,038	2,425,092
Deposits and Other Assets (Note 4)	119,546	125,094
Customers’ Relationships (Note 5)	2,779,416	2,973,713

Total Assets	5,757,863	5,851,100

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	1,408,884	1,267,413
Accrued liabilities (Note 6)	496,927	398,410
Short-term notes payable (Note 7)	1,397,042	942,050
Current portion of long-term debt (Note 8)	1,208,983	1,455,137
Current portion of capital lease obligations (Note 12)	49,031	74,569

Total Current Liabilities	4,560,867	4,137,579

Capital Lease Obligations (Note 12)	21,989	25,929
Long-term Debt (Note 8)	3,267,596	2,931,844

Total Liabilities	7,850,452	7,095,352

Nature of Operations and Continuance of Business (Note 1)
Legal Proceedings (Note 13)

Stockholders' Deficit:

Common Stock, par value $.001, 1,540,000,000 shares authorized, 43,745,414 and 43,445,418 issued and outstanding, respectively (Note 10)	43,745	43,445
Common Stock Subscribed and/or Reserved (Note 11)	232,500	232,500
Additional Paid-in Capital	8,679,851	8,650,151
Deficit	(11,048,685)	(10,170,348)

Total Stockholders' Deficit	(2,092,589)	(1,244,252)

Total Liabilities and Stockholders' Deficit	5,757,863	5,851,100

(See accompanying notes to these consolidated financial statements)

Consolidated Statements of Operations
For the Three Months and Six Months Ended January 31, 2011 and 2010
(Unaudited)

	Three Months Ended January 31, 2011 $	Three Months Ended January 31, 2010 $	Six Months Ended January 31, 2011 $	Six Months Ended January 31, 2010 $

Sales, net	1,205,804	635,946	2,467,665	1,252,946

Expenses:
Service costs	144,343	12,820	232,248	26,918
Plant and signal delivery	396,394	317,736	835,430	656,006
Marketing and sales	2,351	5,384	4,113	7,660
General and administration	150,269	229,711	321,690	523,405
Salaries and benefits	513,323	499,821	1,036,625	910,656
Depreciation and amortization	330,616	147,109	646,293	317,367

Total Expenses	1,537,296	1,212,581	3,076,399	2,442,012

Loss from Operations	(331,492)	(576,635)	(608,734)	(1,189,066)

Other Income (Expense):
Other income	31,355	2,570	31,958	49,298
Loss on asset written-off	-	(10,000)	5,500	(10,000)
Financing expense	(13,845)	(9,038)	(24,430)	-
Interest	(104,308)	(40,487)	(282,631)	(127,958)

Total Other Income (Expense)	(86,798)	(56,955)	(269,603)	(88,660)

Net Loss	(418,290)	(633,590)	(878,337)	(1,277,726)

Net Loss per Share – Basic and Diluted	(.01)	(.01)	(.02)	(.03)

Weighted Average Shares Outstanding – Basic and Diluted	43,745,000	42,570,000	43,640,000	40,413,000

(See accompanying notes to these consolidated financial statements)

Consolidated Statements of Cash Flows
For the Six Months Ended January 31, 2011 and 2010
(Unaudited)

	Six Months Ended January 31, 2011 $	Six Months Ended January 31, 2010 $

Cash flows from (to) operating activities:
Net loss	(878,337)	(1,277,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	646,293	317,367
Asset written-off		10,000
Interest expense accreted	54,151	-
Expenses settled with equity	30,000	-
Interest and expenses capitalized to long-term debt	84,700	-
(Increase) decrease in:
Accounts receivable	(40,612)	(7,167)
Prepaid expenses	(14,204)	69,144
Increase (decrease) in:
Accounts payable and accrued liabilities	240,680	(131,132)

Net cash from (used in) operating activities	122,671	(1,019,514)

Cash flows from (to) investing activities:
Increase (decrease) in deposits	5,548	(4,008)
Increase in cost of customers’ relationships	(50,826)	-
Acquisition of property and equipment	(461,116)	(858,716)

Net cash used in investing activities	(506,394)	(862,724)

Cash flows from (to) financing activities:
Proceeds from short-term notes	519,000	282,000
Repayment of short-term notes	(19,700)	(180,017)
Proceeds from long-term debt	62,670	1,543,141
Repayment of long-term debt and capital lease obligations	(186,402)	(358,048)
Proceeds from issuance of common stock	-	1,020,000

Net cash provided by financing activities	375,568	2,307,076

(Decrease) increase in cash	(8,155)	424,838
Cash, beginning of period	39,405	159,119

Cash, end of period	31,250	583,957

Supplemental cash flow information:
Cash paid for interest	175,279	119,338
Cash paid for income taxes	-	-

Supplemental disclosure of non-cash investing and financing activities:
Current liabilities transferred to long-term debt	45,000	792,890
Warrants issued pursuant to a financing arrangement	-	61,132

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated substantial revenues but has sustained losses since inception and has never paid any dividends and is unlikely to pay dividends in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary debt and/or equity financing to fund its growth strategy, pay debt when due, to continue operations, and to attain profitability. As at January 31, 2011, the Company had a working capital deficit of $4,187,006 and a stockholders’ deficit of $2,092,589. All of these factors combined raises substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Although the Company is operationally cash flow positive as at January 31, 2011, the Company must continue to address its liquidity and working capital issues. The Company continues to raise additional capital through the issuance of short-term and long-term debt and equity to private investors to maintain its aggressive acquisition strategy, increase its organic growth and to repay principal and interest when due. Management believes this additional capital and the expanded customer base through acquisitions and organic growth will provide the Company the opportunity to increase its operational cash flow and ultimately to be profitable over the next twelve months.

2.	Significant Accounting Policies

Interim Unaudited Financial Statements

These interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for SEC Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the years ended July 31, 2010 and 2009 included in the Company’s Form 10K filed on November 17, 2010 with the SEC. The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at January 31, 2011, and the results of its operations for the six months ended January 31, 2011 and 2010 and the results of its cash flows for the six months ended January 31, 2011 and 2010. The results of operations for the six months ended January 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

3.	Property and Equipment

	January 31, 2011 $	July 31, 2010 $

Computer and wireless equipment	1,268,942	1,094,215
Tower equipment, infrastructures and house drops	1,652,561	1,441,707
Fiber build-out and test equipment	170,709	121,601
Furniture and fixtures	75,507	74,562
Vehicles	168,629	168,629
Software	83,341	78,841

	3,419,689	2,979,555
Less: accumulated depreciation	(1,362,765)	(961,595)

	2,056,924	2,017,960
Land	15,553	15,000
Network replacement parts not put in use	412,561	392,132

Property and equipment, net	2,485,038	2,425,092

4.	Deposits and Other Assets

	January 31, 2011 $	July 31, 2010 $

Operating lease deposits	80,859	86,682
Other long-term deposits	38,687	38,412

	119,546	125,094

5.	Customers’ Relationships

	January 31, 2011 $	July 31, 2010 $

Capitalized value	3,456,993	3,406,167
Less: accumulated amortization	(677,577)	(432,454)

Customers’ relationships, net	2,779,416	2,973,713

6.	Accrued Liabilities

	January 31, 2011 $	July 31, 2010 $

Accrued interest	260,039	184,838
Payroll and severance liabilities	203,514	177,090
Real property and sales taxes and other accruals	33,374	36,482

	496,927	398,410

7.	Short-term Notes Payable

	January 31, 2011 $	July 31, 2010 $

Notes payable, due on demand, unsecured and bearing interest at rates between 8% and 9.5% per annum; a $20,000 note does not bear interest.	330,000	340,000

Notes payable to the Chairman of the Board of the Company and a company beneficially owned bearing interest at 8% per annum.	29,992	35,000

Notes payable due to a director and a company controlled by a director. A $150,000 note was due January 1, 2011, unsecured and bearing interest at 9% per annum with interest payable quarterly. A note for $100,000 has no terms of repayment.	250,000	150,000

Notes payable due to a director, unsecured and bearing interest at 8% repayable August, 2011.	400,000	30,000

Vendor Note, unsecured and bearing interest at 5% per annum. See Note 13 for legal proceedings.	326,000	326,000

Vendor Note, unsecured, bearing interest at 5% and repayable in 4 quarterly instalments of $2,762 plus interest.	11,050	11,050

Vendor Note, unsecured, non-interest bearing and due on August 20, 2010. See Note 13 for legal proceedings.	50,000	50,000

	1,397,042	942,050

8.	Long-term Debt

	January 31, 2011 $	July 31, 2010 $

Notes payable to Jay County Development Corporation. Non-interest bearing, repayable monthly based on the number of subscribers in Jay County, Indiana. Collateralized by certain equipment located in Jay County. Principal is currently repayable at $500 per month.	290,071	291,411

Notes payable to Wabash Rural Electric Membership Cooperative (“Wabash”). Six separate notes were renewed pursuant to a Memorandum of Understanding effective September 24, 2009. Interest rates are between 5.7% and 7.45% annually and are collateralized by certain equipment in Wabash County, Indiana.	607,101	590,247

Note payable to Muncie Industrial Revolving Loan Fund Board. Repayable in monthly instalments of principal and interest of $4,570, matures on December 13, 2011, at which time the loan will be reviewed by Muncie’s Board of Directors. This note is collateralized by certain equipment in Muncie County and Delaware County, Indiana.	249,225	249,225

Note payable to Star Financial Bank. Interest is paid monthly at 8.6% per annum. This note was due February 1, 2010. This loan is collateralized by certain equipment and is guaranteed by the State of Indiana as to 80% of the loan.	171,476	187,846

Unsecured notes payable to the Chairman of the Company, the son of the Chairman of the Company and to companies controlled by the Chairman.	186,004	210,755

Convertible 8% debenture having a face value of $1,500,000 issued to a director including warrants to acquire up to 1,500,000 common shares at $0.50 per share expiring December 24, 2014. The debenture is convertible into common shares at a price of $0.35 per common share up to December 24, 2014.	954,840	900,689

Unsecured notes payable to a director of the Company, interest only at 8% and maturing April 2012.	500,000	470,000

Unsecured notes payable to a director of the Company. Repayable in monthly instalments of principal and interest totalling $4,613. Interest is 10% per annum.	35,834	59,644

Debentures, 8% interest paid quarterly of which $20,000 is due to a director of the Company. Various maturities between January, 2011 and June, 2012.	200,000	190,000

Unsecured vendor and investor notes payable with monthly or quarterly payments of principal and interest ranging from 5% to 10%. (See Note 13 for two long-term vendor notes that are subject to legal proceedings).	1,282,028	1,237,164

Total	4,476,579	4,386,981
Less: current portion	1,208,983	1,455,137

Long-term portion	3,267,596	2,931,844

Long-term debt principal repayments due over the next five years are as follows:

Year	$	Year	$

2012	1,208,983	2015	1,411,276
2013	1,018,516	2016	115,254
2014	306,038	Thereafter	416,512

9.	Related Party Transactions and Balances

a)	The majority of the Company’s capital lease obligations relate to assets leased from the Chairman of the Company or a company beneficially owned by the Chairman of the Company, totalling $51,318 (July 31, 2010 - $58,186 (See Note 12).

b)	Unsecured short-term and long-term notes payable to the Chairman of the Company and the son of the Chairman of the Company and to companies controlled by the Chairman, total $215,996 (July 31, 2010 - $245,755) and bear interest at an average rate of 8% per annum.

c)	The Company received $500,000 from two directors and issued short-term unsecured debt bearing interest at 8%. Balances owing pursuant to unsecured short-term and long-term debt notes owing to these two directors total $2,160,674 as at January 31, 2011 and bear interest at an average interest rate of 8% per annum.

10.	Common Stock

a)	The Company issued 299,996 common shares at $0.15 per share to settle an amount owing of $30,000 pursuant to a Services Agreement dated June 29, 2010;

b)	The Company is committed to issue 766,087 common shares pursuant to two completed asset purchase agreements to settle $232,500 of common share commitments.

11.	Warrants and Other Potentially Dilutive Securities

As at January 31, 2011 the Company has common share purchase warrants issued and outstanding to purchase up to 5,614,929 common shares at an average exercise price of $.50 per common share having an average remaining life of 2 years.

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

Future minimum lease payments for equipment acquired under non-cancellable capital leases and operating leases with initial terms of more than one year are as follows:

	Capital Leases	Operating Leases
Year ending July 31,	$	$

2012	54,031	360,045
2013	20,597	170,888
2014	3,092	-

Total minimum lease payments	77,720

Less: amounts representing interest	6,700

Present value of net minimum lease payments	71,020
Less: current portion	49,031

Long-term capital lease obligations	21,989

The principal portion of capital lease obligations is to be repaid as follows:

$
2012	49,031
2013	19,097
2014	2,892

13.	Legal Proceedings

The Company has been served with a Complaint filed with the Rush Circuit Court in the State of Indiana dated August 25, 2010. The plaintiff has made claims against the Company for failure to make required instalment payments that were due pursuant to promissory notes. The Company has recorded all debt relating to this claim as a current liability. On September 14, 2010 the Company filed an Appearance and Notice of Extension of Time to answer the Complaint. The Company filed and Answer and Counterclaim to this complaint. This Answer denied certain allegations due to breach by the vendor of the Asset Purchase Agreement entered into. On February 23, 2011 the Company filed a revised Counterclaim with the Rush County Court. This Counterclaim includes counterclaims of breach, fraud, and conversion for various damages, including punitive damages, suffered by the Company. The Company expects to receive a favourable outcome.

The Company has been served with a Complaint filed with the Rush Circuit Court in the State of Indiana dated September 1, 2010. The plaintiff has made claims against the Company for failure to make required instalment payments that were due pursuant to promissory notes. The Company has recorded all debt relating to this claim as a current liability. On September 14, 2010 the Company filed an Appearance and Notice of Extension of Time to answer the Complaints. The Company has filed an answer to this complaint and expects to receive a favourable outcome.

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

Plan of Operations

Our business plan is to be a rural wireless internet service provider in the United States through a consolidation strategy and organic growth of all acquired business units and to partner with REMCs, Telcos and local governments for nationwide marketing. We also plan to partner with regional and national telecommunication companies for the delivery of voice services and complete negotiations and logistics of satellite television resell agreements. We further plan to partner with local governments to provide essential services, including mobile internet for emergency mobile communications, fire and police and to establish new utility applications such as automated meter reading. We plan to bring WISP based services to rural America through three distinct market channels: (1) Telco and Electric partnerships, (2) strategic acquisitions and (3) local government and private enterprise partnerships.

Developing relationships with REMCs and "value added" institutional services and facilities we provide for municipalities and local governments, we plan to organize and consolidate within the rural broadband market initially in Indiana and Ohio, and then in the Midwestern United States and ultimately nationwide. Collaborations with both the REMCs and municipalities may act as effective barriers for competition and provide additional sources of revenue and customer service for the REMCs and municipalities as well as income and cash flow for our company. The bundling of broadband services, including internet, voice, and video, in partnership with rural electric and/or municipal services provides an opportunity to imbed, cross promote, and extend services in collaboration with these institutional providers.

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
  partner with   local and State governments, Rural Telcos,  Original Equipment Manufacturers "OEMs", and REMCs to efficiently and cost effectively expand our network across rural America; and
  develop and expand our service offerings to become a total broadband solution including VOIP and video.

Future Financing Requirements

At January 31, 2011, we had cash of $31,000 and a working capital deficit of $4,187,000.  A total of $500,000 was loaned to the Company by two directors during the six months ended January 31, 2011. We estimate that approximately $6 million will be required during the remainder of the year ended July 31, 2011 to finance our short-term working capital deficit and to finance the expansion of, and the addition of subscribers through acquisition to, our existing and to be acquired network infrastructures. A total of $1 million will be required for working capital purposes, $1.5 million for organic growth and $3.5 million for acquisitions. Upon closing our second large acquisition in Ohio at the end of March, 2010, and with a reduction of employees, we became operationally cash flow positive and will require no additional funds to finance operational deficits. We will continue to seek a combination of equity and long-term debt financing as well as other traditional cash flow and asset backed financing to meet our financing needs and to reduce our overall cost of capital. Additionally, in order to accelerate our growth rate and to finance general corporate activities, we may supplement our existing sources of funds with financing arrangements at the operating system level or through additional borrowings, joint ventures or other off balance sheet arrangements. As a further capital resource, we may sell or lease certain wireless rights or assets from our portfolio as appropriate opportunities become available. However, there can be no assurance that we will be able to obtain any additional financing, on acceptable terms or at all.

Current Financing Arrangements

We are currently in negotiations with various individuals to raise approximately $2 million in capital through the sale of our common stock. We anticipated these agreements will be consummated during the upcoming quarter with funding to occur in incremental traunches post closing. Proceeds from the potential aforementioned sale will primarily be utilized to fund future acquisitions.

We have also entered into discussions to raise additional capital through a private bond issuance. Proceeds from the bond fund will be designated to accelerate network build-outs and new subscriber deployments in several counties and other jurisdictions in the State of Ohio. We anticipate this process to extend throughout a minimum of twelve months.

Results of Operations

Three months ended January 31, 2011 and 2010

The following table sets forth certain financial information relating to the Company for the three months ended January 31, 2011 (“2011”) and January 31, 2010 (“2010”). The financial information presented has been rounded to the nearest thousand $ and is derived from the unaudited interim consolidated financial statements included under Item 1 in this Form 10-Q.

	Three Months Ended January 31, 2011 $	Three Months Ended January 31, 2010 $

Sales, net	1,206,000	636,000

Expenses:
Service costs	144,000	13,000
Plant and signal delivery	397,000	318,000
Marketing and sales	2,000	5,000
General and administration	150,000	230,000
Salaries and benefits	513,000	500,000
Depreciation and amortization	331,000	147,000

Total Expenses	1,537,000	1,213,000

Loss from Operations	(331,000)	(577,000)

Other Income (Expense):
Other income	31,000	3,000
Loss on assets written-off	-	(10,000)
Financing expense	(14,000)	(9,000)
Interest expense	(104,000)	(40,000)

Total Other Income (Expense)	(87,000)	(57,000)

Net Loss	(418,000)	(634,000)

Net Loss per Share – Basic and Diluted	(.01)	(.01)

The following discussion should be read in conjunction with the unaudited interim consolidated financial statements (including the notes thereto) included under Item 1 in this Form 10-Q.

Revenues

The Company's revenues for the 2nd quarter of 2011 increased by $570,000 to $1,206,000 (2nd quarter 2010 - $636,000) an increase of 90%. These increases were achieved mainly through our Lightspeed and BrightChoice Ohio acquisitions and through organic growth. The number of active subscribers was 10,600 as at January 31, 2011. This subscriber count does not differentiate a subscriber, for example, one school, hospital or business subscriber is counted as one subscriber. On an equivalent subscriber unit basis we ended at 11,700 as at January 31, 2011. This is important to note because going forward the Company will be adding schools, hospitals and business accounts at an accelerated rate. The Company receives revenue mainly from monthly service and modem rental fees collected from its subscribers. The Company’s installation revenue, while representing 4% of revenues currently, is expected to increase rapidly as we complete current financing arrangements and, as a result, we expand our marketing efforts. The Company also receives web hosting fees, fiber construction project fees and late fees which together represent less than 1% of total revenue. The Company expects revenues to increase rapidly as a result of organic growth, planned acquisitions and increase in average revenue per unit (“ARPU”).

Operational Expenses

Operational expenses include service costs, plant and signal delivery, marketing and sales, general and administration and salaries and benefits, stock based compensation and depreciation and amortization.

Service costs include the cost of billing and collection, the cost of buying DSL service and the cost of providing Lifeline and satellite services in Ohio. During the 2nd quarter of 2011, service costs increased by $131,000 to $144,000 (2nd quarter 2010 - $13,000). This increase was due mainly to the acquisition of Bright Choice, Inc. in Ohio. Approximately two-thirds of Bright Choice revenue comes from satellite and Lifeline services which started in April, 2010. The increase also comes from an increase in the number of customers accounts offset by a decrease in the cost of collection.

Plant and signal delivery expenses include the rental of towers, the cost of internet transmission (“backhaul”) the cost of installing equipment on the towers and at customers’ premises (“housedrops”) and the operating lease costs of housedrop or tower equipment. We currently have a portfolio of transmission rights covering 452 tower sites located principally in Indiana and Ohio. These markets represent approximately 434,000 households, approximately 369,000 of which are believed to be serviceable by line-of-sight transmissions from Omnicity antenna locations. During the 2nd quarter of 2011, plant and signal delivery expenses increased by $78,000 to $396,000 (2nd quarter 2010 - $318,000), an increase of 25%. The increase in revenues was 90% during this period. As subscribers are added to the network the incremental cost of providing our signal to that subscriber is lower. This increase was due mainly to the increase in the number of towers under rental arrangements, the amount of backhaul needed to service the increase in subscribers, the increase in tower and customer premises equipment being leased pursuant to operating lease arrangements and the increase in customer installations. Plant and signal delivery costs per customer will significantly decrease as the Company populates its towers with customers. The Company, on average, has a penetration of approximately 4% of homes passed whereas the minimum target penetration is at least 20% (>74,000 subscribers) which is the penetration rate in the Wabash REMC coverage area.

Marketing and sales expenses include REMC fees, advertising and preparation of marketing materials. During 2nd quarter 2011, marketing and sales expenses decreased by $3,000 to $2,000 (2nd quarter 2010 - $5,000). Marketing and sales expenses are expected to significantly increase during the balance of 2011 as the Company increases its marketing plan to significantly increase organic growth.

General and administration expenses include professional fees (legal, audit, accounting and outside professional consulting), investor relations consulting fees, office expenses (including rent, property tax, utilities, telephone and insurance), travel and automobile, software fees and fees associated with late payments and bank charges. During the 2nd quarter of 2011, general and administration expenses decreased by $80,000 to $150,000 (2nd quarter 2010 - $230,000), a decrease of 35%. General and administration expenses are not expected to increase significantly during the remainder of 2011 in relation to revenue. As the Company grows, general and administration expenses become significantly lower on a percentage of revenue basis.

Salaries and benefits for the 2nd quarter of 2011 increased by $13,000 to $513,000 (2nd quarter 2010 - $500,000) an increase of 3% while revenue increased by 90%. This increase is mainly due to a small net gain of essential support personnel for acquired properties over the last 12 months. Staffing levels have remained constant at around 49 full-time employees as at January 31, 2011. The Company does not expect to increase its number of employees significantly during 2011, except for certain key people to be brought on as a result of acquisitions and increasing the number of marketing teams we have in current and new regions brought on through acquisitions. The Company continues to upgrade its employees as better trained personnel become available through acquisitions.

Depreciation and amortization for the 2nd quarter of 2011 increased by $184,000 to $331,000 (2nd quarter 2010 - $147,000). This increase was attributed to an increase in amortization of customers’ relationships of $53,000 to $123,000 (2nd quarter 2010 - $70,000) and an increase in depreciation of our network system, automobiles, software and office equipment of $131,000 to $208,000 (2nd quarter 2010 - $77,000).

Other Income and Expense

Interest expense for the 2nd quarter of 2011 increased by $64,000 to $104,000 (2nd quarter 2010 - $40,000). The increase was a result of increased short-term and long-term debt levels. The Company may selectively issue short-term and long-term notes as part consideration of planned acquisitions.

Financing expenses are costs associated with consultants hired to secure additional debt and/or equity financing for the Company. Once equity financing is secured the related cost will reduce the proceeds of the equity instrument issued. Financing expense for 2nd quarter 2011 increased by $5,000 to $14,000 (2nd quarter 2010 - $9,000). The increase was a result of the Company relying more upon financial consultants to assist the Company in raising capital.

Net Loss

The net loss for the 2nd quarter of 2011 decreased by $216,000 to $418,000 (2nd quarter 2010 - $634,000). This decrease in loss was due to the 90% increase in revenues while expenses increased at a lower rate and will continue to increase at an incrementally lower rate, as a percentage of revenue, as we expand through acquisitions and organic growth. To highlight this trend our first quarter earnings before interest, income taxes, depreciation and amortization (“EBITDA”) was positive $40,000 and our 2nd quarter was $30,000 while our 4th quarter of 2010 was negative $17,000.

Six months ended January 31, 2011 and 2010

The following table sets forth certain financial information relating to the Company for the six months ended January 31, 2011 (“2011”) and January 31, 2010 (“2010”). The financial information presented has been rounded to the nearest thousand $ and is derived from the unaudited interim consolidated financial statements included under Item 1 in this Form 10-Q.

	Six Months Ended January 31, 2011 $	Six Months Ended January 31, 2010 $

Sales, net	2,468,000	1,253,000

Expenses:
Service costs	233,000	27,000
Plant and signal delivery	835,000	656,000
Marketing and sales	4,000	8,000
General and administration	322,000	523,000
Salaries and benefits	1,037,000	911,000
Depreciation and amortization	646,000	317,000

Total Expenses	3,077,000	2,442,000

Loss from Operations	(609,000)	(1,189,000)

Other Income (Expense):
Other income	32,000	49,000
Loss on assets written-off	6,000	(10,000)
Financing expense	(24,000)	-
Interest expense	(283,000)	(128,000

Total Other Income (Expense)	(269,000)	(89,000)

Net Loss	(878,000)	(1,278,000)

Net Loss per Share – Basic and Diluted	(.02)	(.03)

The following discussion should be read in conjunction with the unaudited interim consolidated financial statements (including the notes thereto) included under Item 1 in this Form 10-Q.

Revenues

The Company's revenues for 2011 increased by $1,215,000 to $2,468,000 (2010 - $1,253,000) an increase of 97%. These increases were achieved mainly through our Lightspeed and BrightChoice Ohio acquisitions and through organic growth. The number of active subscribers was 10,600 as at January 31, 2011. This subscriber count does not differentiate a subscriber, for example, one school, hospital or business subscriber is counted as one subscriber. On an equivalent subscriber unit basis we ended at 11,700 as at January 31, 2011. This is important to note because going forward the Company will be adding schools, hospitals and business accounts at an accelerated rate. The Company receives revenue mainly from monthly service and modem rental fees collected from its subscribers. The Company’s installation revenue, while representing 4% of revenues currently, is expected to increase rapidly as we complete current financing arrangements and, as a result, we expand our marketing efforts. The Company also receives web hosting fees, fiber construction project fees and late fees which together represent less than 1% of total revenue. The Company expects revenues to increase rapidly as a result of organic growth, planned acquisitions and increase in average revenue per unit (“ARPU”).

Operational Expenses

Operational expenses include service costs, plant and signal delivery, marketing and sales, general and administration and salaries and benefits, stock based compensation and depreciation and amortization.

Service costs include the cost of billing and collection, the cost of buying DSL service and the cost of providing Lifeline and satellite services in Ohio. During 2011, service costs increased by $206,000 to $233,000 (2010 - $27,000). This increase was due mainly to the acquisition of Bright Choice, Inc. in Ohio. Approximately two-thirds of Bright Choice revenue comes from satellite and Lifeline services which started in April, 2010. The increase also comes from an increase in the number of customers accounts offset by a decrease in the cost of collection.

Plant and signal delivery expenses include the rental of towers, the cost of internet transmission (“backhaul”) the cost of installing equipment on the towers and at customers’ premises (“housedrops”) and the operating lease costs of housedrop or tower equipment. We currently have a portfolio of transmission rights covering 452 tower sites located principally in Indiana and Ohio. These markets represent approximately 434,000 households, approximately 369,000 of which are believed to be serviceable by line-of-sight transmissions from Omnicity antenna locations. During the 2011, plant and signal delivery expenses increased by $179,000 to $835,000 (2010 - $656,000), an increase of 27%. The increase in revenues was 97% during this period. As subscribers are added to the network the incremental cost of providing our signal to that subscriber is lower. This increase was due mainly to the increase in the number of towers under rental arrangements, the amount of backhaul needed to service the increase in subscribers, the increase in tower and customer premises equipment being leased pursuant to operating lease arrangements and the increase in customer installations. Plant and signal delivery costs per customer will significantly decrease as the Company populates its towers with customers. The Company, on average, has a penetration of approximately 4% of homes passed whereas the minimum target penetration is at least 20% (>74,000 subscribers) which is the penetration rate in the Wabash REMC coverage area.

Marketing and sales expenses include REMC fees, advertising and preparation of marketing materials. During 2011  marketing and sales expenses decreased by $4,000 to $4,000 ( 2010 - $8,000). Marketing and sales expenses are expected to significantly increase during the balance of 2011 as the Company increases its marketing plan to significantly increase organic growth.

General and administration expenses include professional fees (legal, audit, accounting and outside professional consulting), investor relations consulting fees, office expenses (including rent, property tax, utilities, telephone and insurance), travel and automobile, software fees and fees associated with late payments and bank charges. During 2011, general and administration expenses decreased by $201,000 to $322,000 (2010 - $523,000), a decrease of 38%. General and administration expenses are not expected to increase significantly during the remainder of 2011 in relation to revenue. As the Company grows, general and administration expenses become significantly lower on a percentage of revenue basis.

Salaries and benefits for 2011 increased by $126,000 to $1,037,000 (2010 - $911,000) an increase of 14% while revenue increased by 97%. This increase is mainly due to a small net gain of essential support personnel for acquired properties over the last 12 months. Staffing levels have remained constant at around 49 full-time employees as at January 31, 2011. The Company does not expect to increase its number of employees significantly during 2011, except for certain key people to be brought on as a result of acquisitions and increasing the number of marketing teams we have in current and new regions brought on through acquisitions. The Company continues to upgrade its employees as better trained personnel become available through acquisitions.

Depreciation and amortization for 2011 increased by $329,000 to $646,000 (2010 - $317,000). This increase was attributed to an increase in amortization of customers’ relationships of $106,000 to $246,000 (2010 - $140,000) and an increase in depreciation of our network system, automobiles, software and office equipment of $223,000 to $400,000 (2010 - $177,000).

Other Income and Expense

Interest expense for 2011 increased by $155,000 to $283,000 (2010 - $128,000). The increase was a result of increased short-term and long-term debt levels. The Company may selectively issue short-term and long-term notes as part consideration of planned acquisitions.

Financing expenses are costs associated with consultants hired to secure additional debt and/or equity financing for the Company. Once equity financing is secured the related cost will reduce the proceeds of the equity instrument issued. Financing expense for 2011 increased by $24,000 to $24,000 (2010 - $nil). The increase was a result of the Company relying more upon financial consultants to assist the Company in raising capital.

Net Loss

The net loss for 2011 decreased by $500,000 to $878,000 (2010 - $1,278,000). This decrease in loss was due to the 90% increase in revenues while expenses increased at a lower rate and will continue to increase at an incrementally lower rate, as a percentage of revenue, as we expand through acquisitions and organic growth. To highlight this trend our first quarter earnings before interest, income taxes, depreciation and amortization (“EBITDA”) was positive $40,000 and our 2nd quarter was $30,000 while our 4th quarter of 2010 was negative $17,000.

Liquidity and Capital Resources

The Company completed its acquisition of Omnicity, Incorporated on February 17, 2009. Prior to this the Company was a dormant early exploration stage company with no operations. Since then, the Company's acquisition and transition teams have acquired and folded in ten WISP's increasing its subscriber base from 1,800 to 11,700 as at January 31, 2011. See discussion under “Revenues” above for our increase in cash flow from our customers.

	January 31, 2011	July 31, 2010
	$	$

Cash	31,000	39,000
Working Capital (Deficiency)	(4,187,000)	(3,810,000)
Total Assets	5,758,000	5,851,000
Total Liabilities	7,850,000	7,095,000
Stockholders’ Deficit	(2,093,000)	(1,244,000)

Cash to Operating Activities

During the six months ended January 31, 2011, operating activities generated cash of $123,000 (2010 – used cash of $1,020,000). Our loss for 2011 was $878,000 (2010 - $1,278,000), which included: a non-cash outlay for interest expense accreted of $54,000 (2010 - $nil); expenses settled with equity or debt $115,000 (2010 - $nil); depreciation and amortization of $646,000 (2010 - $317,000); for a net cash outflow of $63,000 (2010 – net cash outflow of $950,000) before changes in working capital items. Our accounts receivable have increased by $41,000 (20109 – $7,000) due to our increase in customer base in Indiana during 2010 and Indiana and Ohio during 2011. Prepaid expenses increased by $14,000 (2010 – decreased by $69,000). Our accounts payable and accrued liabilities have increased by $241,000 (2010 – decreased by $131,000) due to our operations being partially financed by our creditors. We plan to decrease our reliance on creditor support as we secure additional financing.

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

During 2011, investing activities used net cash of $506,000 (2010 - $863,000). We acquired tower and customers’ premises equipment totalling $461,000 (2010 - $859,000). We increased our cost of customers’ relationships by $51,000 (2010 - $nil).

Cash from Financing Activities

During the six months ended January 31, 2011, financing activities provided cash of $376,000 (2010 - $2,307,000). Proceeds of $nil (2010 - $1,020,000) was received from the issuance of common stock. During 2011, net proceeds of $500,000 (2010 - $102,000) were received from short-term loans, net of repayments and $62,000 (2010 - $1,543,000) from long-term debt. We repaid $186,000 (2010 - $358,000) of long-term debt and capital lease obligations.

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

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on this assessment, management determined that, during the quarter ended January 31, 2011, our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules, as more fully described below. This was due to deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls and that may be considered to be material weaknesses.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Current as of March 10, 2011:

The Company has been served with a Complaint filed with the Rush Circuit Court in the State of Indiana dated August 25, 2010. The plaintiff has made claims against the Company for failure to make required instalment payments that were due pursuant to promissory notes. The Company has recorded all debt relating to this claim as a current liability. On September 14, 2010 the Company filed an Appearance and Notice of Extension of Time to answer the Complaint. The Company filed and Answer and Counterclaim to this complaint.  This Answer denied certain allegations due to breach by the vendor of the Asset Purchase Agreement entered into. On February 23, 2011 the Company filed a revised Counterclaim with the Rush County Court. This Counterclaim includes counterclaims of breach, fraud, and conversion for various damages, including punitive damages, suffered by the Company. The Company expects to receive a favourable outcome.

The Company has been served with a Complaint filed with the Rush Circuit Court in the State of Indiana dated September 1, 2010. The plaintiff has made claims against the Company for failure to make required instalment payments that were due pursuant to promissory notes. The Company has recorded all debt relating to this claim as a current liability. On September 14, 2010 the Company filed an Appearance and Notice of Extension of Time to answer the Complaints. The Company has filed an answer to this complaint and expects to receive a favourable outcome.

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

None.

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

OMNICITY CORP.

By:	/s/ Greg Jarman Greg Jarman Chief Executive Officer and a Director (Principal Executive Officer) Date: May 10, 2011

/s/ Don Prest Don Prest Chief Financial Officer and a Director (Principal Financial Officer and Principal Accounting Officer) Date: May 10, 2011